Form 10-Q
period 2018-09-30
Crinetics Pharmaceuticals, Inc.
filed 2018-11-13
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the registrant had 24,036,983 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,654	$14,192
Prepaid expenses and other current assets	1,387	973
Total current assets	171,041	15,165
Property and equipment, net	4,353	400
Restricted cash	500	—
Other long-term assets	789	33
Total assets	$176,683	$15,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,398	$403
Accrued expenses	4,116	494
Total current liabilities	5,514	897
Deferred rent	3,437	20
Unvested stock liability	209	3
Total liabilities	9,160	920
Commitments and contingencies
Convertible preferred stock, $0.001 par; no shares authorized, issued and outstanding at September 30, 2018; 38,350,914 shares authorized, 28,763,179 shares issued and outstanding, liquidation preference of $30,000 at December 31, 2017	—	29,700
Stockholders’ equity (deficit):
Preferred stock, $0.001 par; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2018; no shares authorized, issued or outstanding at December 31, 2017	—	—
Common stock, $0.001 par; 200,000,000 shares authorized, 24,168,029 shares issued and 24,034,988 shares outstanding at September 30, 2018; 50,500,000 shares authorized, 2,076,171 shares issued and 1,549,575 shares outstanding at December 31, 2017	24	1
Additional paid-in capital	202,384	1,242
Accumulated deficit	(34,885)	(16,265)
Total stockholders’ equity (deficit)	167,523	(15,022)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$176,683	$15,598

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Grant revenues	$548	$640	$1,647	$1,517
Operating expenses:
Research and development	6,886	2,523	16,828	6,671
General and administrative	1,732	491	4,098	1,472
Total operating expenses	8,618	3,014	20,926	8,143
Loss from operations	(8,070)	(2,374)	(19,279)	(6,626)
Other income (expense):
Interest income	534	6	749	20
Interest expense	—	(2)	—	(7)
Other income (expense)	(52)	(12)	(90)	(23)
Total other income (expense), net	482	(8)	659	(10)
Net loss	$(7,588)	$(2,382)	$(18,620)	$(6,636)

Net loss per share:
Net loss per share – basic and diluted	$(0.38)	$(1.67)	$(2.29)	$(5.00)
Weighted-average shares outstanding – basic and diluted	20,016	1,430	8,131	1,326

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,620)	$(6,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,473	199
Depreciation and amortization	263	80
Other	11	—
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(1,170)	(658)
Accounts payable and accrued expenses	4,480	35
Deferred rent	113	12
Net cash used in operating activities	(13,450)	(6,968)
Cash flows from investing activities:
Purchases of property and equipment	(777)	(73)
Net cash used in investing activities	(777)	(73)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	63,266	4,722
Proceeds from issuance of common stock, net	106,472
Proceeds from exercise of common stock options	451	66
Repayment of borrowings under long-term debt	—	(36)
Net cash provided by financing activities	170,189	4,752
Net change in cash, cash equivalents and restricted cash	155,962	(2,289)
Cash, cash equivalents and restricted cash at beginning of period	14,192	12,152
Cash, cash equivalents and restricted cash at end of period	$170,154	$9,863
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$7
Noncash investing and financing activities:
Change in unvested stock liability	$(14)	$—
Accrued but unpaid property and equipment purchases	$146	$—
Tenant improvement allowance	$3,304	$—

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, and the statements of cash flows for the nine months ended September 30, 2018 and 2017, and the related disclosures are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2018 and the results of its operations and cash flows for the three and nine months ended September 30, 2018 and 2017 in accordance with U.S. GAAP. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of September 30, 2018, the Company had $169.7 million in unrestricted cash and cash equivalents. The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $34.9 million as of September 30, 2018. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potentially collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, accrued amounts receivable under the Australian research and development tax incentive program, accrued expenses, and the assumptions underlying the determination of the fair value of equity awards for purposes of determining stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

As of each of September 30, 2018, and December 31, 2017, the Company had no financial assets measured at fair value on a recurring basis and none of the Company’s non-financial assets and liabilities were recorded at fair value on a non-recurring basis. No transfers between levels have occurred for the periods presented.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the Company’s facility lease and is reported as a long-term asset in the accompanying condensed consolidated balance sheets.

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

Australian Research and Development Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Australian Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company recognized reductions to research and development expense of $48,000  and $0.9 million, respectively, for the three and nine months ended September 30, 2018. The Company recognized a reduction to research and development expense of $0.2 million for each of the three and nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard will be adopted by the Company in the first quarter of 2019 and must be accounted for using the modified retrospective approach. The Company anticipates that the inclusion of lease-related assets and liabilities will have a material impact on its consolidated balance sheets but believes adoption of this guidance will not have a material impact on the consolidated statements of operations and comprehensive loss.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which affects narrow aspects of the guidance in ASU 2016-02, Leases (Topic 842). The amendments include sixteen narrow amendments to the Leases standard resulting from implementation activities, such as discussions between the FASB and stakeholders, technical inquiries, and routine Codification feedback. This ASU is intended to clarify the intended application of certain aspects of the new lease guidance and correct cross-reference inconsistencies. The new standard has the same effective date and transition requirements as ASU 2016-02. The Company is currently evaluating the impact of adoption of this new standard on its condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard has the same effective date and transition requirements as ASU 2016-02. The Company is currently evaluating the impact of adoption of this new standard on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which improves the effectiveness of the disclosures required under ASC 820 and modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

3. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
SBIR grant receivable	$510	$231
Australian tax incentive receivable	—	503
Prepaid expenses and other assets	877	239
Total	$1,387	$973

Property and equipment consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Leasehold improvements	$3,440	$18
Laboratory equipment	894	640
Office equipment	510	19
Computers and software	41	27
Property and equipment at cost	4,885	704
Accumulated depreciation and amortization	(532)	(304)
Total	$4,353	$400

Other long-term assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Long-term portion of Australian tax incentive receivable	$777	$—
Other	12	33
Total	$789	$33

Accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued research and development costs	$2,382	$126
Accrued compensation	1,573	315
Other accrued expenses	161	53
Total	$4,116	$494

4. COMMITMENTS AND CONTINGENCIES

Operating Leases

2018 Operating Lease. In February 2018, as amended in March 2018, the Company entered into a non-cancelable operating lease for a new facility in San Diego, California. The lease has an initial term of seven years and the Company has an option to extend the term of the lease for an additional five years and has a termination option subject to early termination fees. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense is being recognized on a straight-line basis over the term of the lease. Under the terms of the lease, the Company provided the lessor with an irrevocable letter of credit in the amount of $0.5 million. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

2013 Operating Lease. In July 2013, as amended in 2015 and March 2017, the Company entered into a non-cancelable operating lease for laboratory facilities and office space in San Diego, California. The Company provided notice of termination in August 2018 and no payments for rent and common area costs will be owed after December 2018.

Future Minimum Payments. As of September 30, 2018, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2018 (3 months)	$166
2019	1,058
2020	1,123
2021	1,173
2022	1,208
Thereafter	3,395
Total	$8,123

Litigation

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

5. CONVERTIBLE PREFERRED STOCK

In connection with the Company’s initial public offering, the outstanding shares of the Company’s Series A and Series B convertible preferred stock automatically converted into 14,712,571 shares of common stock (see Note 6).

In February and March 2018, the Company issued an aggregate of 19,641,200 shares of its Series B convertible preferred stock for net proceeds of $63.3 million. The issuance costs incurred in connection with this offering were $0.2 million.

6. STOCKHOLDERS’ EQUITY

Initial Public Offering

On July 20, 2018, the Company completed its initial public offering (“IPO”) whereby it sold 6,900,000 shares of common stock at a price to the public of $17.00 per share. Proceeds from the IPO were approximately $106.5 million, net of underwriting discounts and commissions and offering costs.  In addition, an amended and restated certificate of incorporation was filed by the Company on July 20, 2018, authorizing 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Shares of Common Stock Subject to Repurchase

In October 2015, in connection with the issuance of the Company’s Series A convertible preferred stock, certain of the Company’s founders entered into stock restriction agreements, whereby 1,914,893 of previously unrestricted shares of common stock became subject to repurchase by the Company upon the stockholder’s termination of employment or service to the Company. The Company’s repurchase rights lapsed as to 765,957 shares of common stock in October 2015, with the remainder scheduled to lapse at the rate of 23,936 shares monthly thereafter such that the shares of common stock would have been fully vested in October 2019. Under the terms of the stock restriction agreements, the shares of common stock were also subject to accelerated vesting upon certain events, such that all of these restricted shares became fully vested upon the closing of the Company’s Series B preferred stock financing in February 2018 (see Note 5). The stock restriction agreements resulted in the deemed cancellation and reissuance of shares of common stock and therefore, for accounting purposes, the shares subject to repurchase were not considered to be outstanding until vested. The fair value of these shares of $1.4 million as of October 2015 was recognized as compensation expense over the vesting period.

For the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation for these awards of zero and $52,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation for these awards of $0.4 million and $0.2 million, respectively.

7. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. At adoption, a total of 1,991,636 shares of common stock were available for issuance under the 2018 Plan, which number includes the number of shares available for future issuance under the 2015 Plan as of the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase on the first day of each calendar year (beginning January 1, 2019) by an amount equal to (i) 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or (ii) such lesser amount as determined by the Company Board of Directors. Options issued under the 2018 Plan, will generally expire ten years from the date of grant and vest over a four-year period. As of September 30, 2018, 1,905,846 shares remained available for future issuance.

2015 Stock Incentive Plan

In February 2015, the Company adopted the Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the issuance of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards to its employees, members of its board of directors and consultants. In general, options issued under this plan vest over four years and expire after 10 years. Upon the adoption of the 2018 Plan, no additional equity awards can be made under the 2015 Plan.

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of September 30, 2018, 133,041 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $0.2 million as of September 30, 2018.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s board of directors and stockholders approved and adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the day prior to the effectiveness of the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 250,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the ESPP, beginning with January 1, 2019, by an amount equal to (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or (ii) such lesser amount determined by the Company.

Stock Options

A summary of the 2018 activity (and related information) under both of the 2015 Plan and the 2018 Plan follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2017	838,276	$0.80
Granted	1,951,882	$6.89
Exercised	(479,287)	$0.94
Forfeited and expired	(22,164)	$0.91
Balance at September 30, 2018	2,288,707	$5.97	9.2	$52,021
Exercisable at September 30, 2018	457,933	$2.10	8.1	$12,156

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its option plans. The key assumptions used in the Black-Scholes option pricing model to determine the fair value of employee stock option grants, and the Company’s rationale, were as follows:

•

Expected term. The expected term represents the period that options are expected to be outstanding. As the Company does not have significant historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual option term and its vesting period.

•

Expected volatility. As the Company’s common stock does not have a significant trading history, the expected volatility assumption is based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available. The Company will continue to apply this process until sufficient historical information regarding the volatility of its own stock price is available.

•

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards.

•

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends, and therefore, the Company used an expected dividend yield of zero.

The weighted average assumptions underlying the fair value calculations for stock option awards made during the first nine months of 2018 and 2017 included:

	2018	2017
Expected life of option	6.0 years	6.1 years
Volatility	69%	69%
Risk free interest rate	2.8%	1.9%
Dividend yield	—%	—%

The weighted-average fair value of stock options granted to employees during the first nine months of each of 2018 and 2017 was $4.39 and $0.64 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Included in research and development	$373	$30	$663	$91
Included in general and administrative	402	40	810	108
Total	$775	$70	$1,473	$199

Unrecognized stock-based compensation cost related to employee awards was $7.7 million as of September 30, 2018, which is expected to be recognized over a remaining weighted-average period of approximately 3.6 years.

Unrecognized stock-based compensation cost related to the ESPP was $0.5 million as of September 30, 2018, which is expected to be recognized over a remaining period of approximately 1.6 years.

8. NET LOSS PER SHARE

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three and nine months ended September 30,
	2018	2017

Convertible preferred stock outstanding	—	6,629,808
Common stock options	2,288,707	727,036
Unvested common stock subject to repurchase	133,041	598,404
	2,421,748	7,955,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2017 included in our Prospectus dated July 17, 2018 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 18, 2018 (the “Prospectus”).

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following three product candidates and discovery program:

•

CRN00808, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor 2 (“sst2”) biased agonists designed for the treatment of acromegaly and is the first agent in its class with reported clinical results. In March 2018, we reported initial results from a Phase 1, double-blind, randomized, placebo-controlled, single- and multiple-ascending dose trial to evaluate the safety, pharmacokinetics and pharmacodynamics of CRN00808 in 99 healthy volunteers. CRN00808 demonstrated clinical proof-of-concept by potently suppressing stimulated GH and baseline IGF-1 in these subjects. We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA“) in August 2018. The IND is in effect thereby allowing us to proceed with our two planned Phase 2 clinical trials of CRN00808 in acromegaly patients, the ACROBAT EVOLVE (“EVOLVE”) and ACROBAT EDGE (“EDGE”) studies. Regulatory approvals to initiate these studies are also being sought in multiple European countries. In early 2019, we plan to initiate the EVOLVE study, which is designed to evaluate CRN00808 in acromegaly patients who are controlled on existing somatostatin monotherapy, and the EDGE study, which is primarily designed to evaluate CRN00808 in acromegaly patients who are not adequately controlled with somatostatin monotherapy as well as in patients who use other acromegaly drug regimens.

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

•

We are developing a new class of oral selective nonpeptide somatostatin receptor 5 (“sst5”) agonists designed to treat congenital hyperinsulinism. We initiated first-in-human enabling preclinical studies with our lead product candidate, CRN02481, and based on initial results from these studies, we are evaluating the future development of CRN02481. In parallel, we are evaluating other sst5 selective molecules as potential product candidates.

•

We have an ongoing discovery effort to identify and advance into development the first nonpeptide product candidate to antagonize ACTH, designed for the treatment of Cushing’s disease. Our goal is to select a product candidate for preclinical development in 2019.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We recognize revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of preferred stock and grant revenues. Through September 30, 2018, we have raised gross proceeds of approximately $210.8 million to fund our operations from the issuance of common stock in our initial public offering (“IPO”) in July 2018 as well as, prior to our IPO, through issuance of convertible preferred stock. As of September 30, 2018, we had unrestricted cash and cash equivalents of $169.7 million.

We have incurred cumulative net losses since our inception and, as of September 30, 2018, we had an accumulated deficit of $34.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance premiums, and investor relations costs.

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

Australian operations

In January 2017, we established Crinetics Australia Pty Ltd (“CAPL”), a wholly-owned subsidiary which was formed to conduct various preclinical and clinical activities for our product and development candidates. We believe CAPL will be eligible for certain financial incentives made available by the Australian government for research and development expenses. Specifically, the Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”), to Australian companies that operate the majority of their research and development activities associated with such projects in Australia. A wholly-owned Australian subsidiary of a non-Australian parent company is eligible to receive the refundable tax credit, provided that the Australian subsidiary retains the rights to the data and intellectual property generated in Australia, and provided that the total revenues of the parent company and its consolidated subsidiaries during the period for which the refundable tax credit is claimed are less than $20.0 million Australian dollars. If we lose our ability to operate CAPL in Australia, or if we are ineligible or unable to receive the research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, the actual refund amounts we receive may differ from our estimates.

Financial operations overview

Grant revenues

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. Revenues for 2018 and 2017 were derived from Small Business Innovation Research (“SBIR”) Grants awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. We do not currently expect future grant revenues to be a material source of funding.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during 2018 and 2017 related to the research and development of CRN00808. We deploy our personnel and facility related resources across all of our research and development activities.

Our clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	number of doses that patients receive;
•	drop-out or discontinuation rates of patients
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in the Prospectus. There have not been any material changes to our critical accounting policies during the quarter ended September 30, 2018 from those discussed in the Prospectus.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Dollar
	2018	2017	Change

Grant revenues	$548	$640	$(92)
Operating expenses:
Research and development	6,886	2,523	4,363
General and administrative	1,732	491	1,241
Total operating expenses	8,618	3,014	5,604
Loss from operations	(8,070)	(2,374)	(5,696)
Other income (expense), net	482	(8)	490
Net loss	$(7,588)	$(2,382)	$(5,206)

Grant revenues.     Grant revenues were $0.5 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. The decrease resulted from lower reimbursable research and development costs in the third quarter of 2018 versus the comparable period in 2017 due to the difference in the number of active SBIR Grants and timing of research and development activities during the periods.

Research and development expenses.     Research and development expenses were $6.9 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily due to increased manufacturing and development activities associated with our clinical and preclinical programs, an increase in personnel related costs due to the hiring of additional development personnel, including $0.3 million of additional stock-based compensation, and increased facility costs due to the expansion of our leased facilities.

General and administrative expenses.     General and administrative expenses were $1.7 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily due to an increase in spending on pre-commercialization activities and corporate legal services, and an increase in personnel related costs, including $0.4 million of additional stock-based compensation costs.

Other income (expense).     Other income (expense), net was $0.5 million and $6,000 for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily due to interest income earned on higher cash balances due to the funds raised from investors in 2018.  Other expense was $52,000 and $14,000 for the three months ended September 30, 2018 and 2017, respectively, and is primarily comprised of losses on transactions denominated in foreign currencies.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,		Dollar
	2018	2017	Change

Grant revenues	$1,647	$1,517	$130
Operating expenses:
Research and development	16,828	6,671	10,157
General and administrative	4,098	1,472	2,626
Total operating expenses	20,926	8,143	12,783
Loss from operations	(19,279)	(6,626)	(12,653)
Other income (expense), net	659	(10)	669
Net loss	$(18,620)	$(6,636)	$(11,984)

Grant revenues.     Grant revenues were $1.6 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to an increase in research and development activities related to our SBIR Grants during 2018.

Research and development expenses.     Research and development expenses were $16.8 million and $6.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to increased manufacturing and development spending associated with our clinical and preclinical programs, an increase in personnel costs due to the hiring of additional development personnel, including $0.6 million of additional stock-based compensation, and increased facilities costs due to the expansion of our leased facilities.

General and administrative expenses.     General and administrative expenses were $4.1 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to increased spending on pre-commercialization activities and legal services, as well as personnel costs, including $0.7 million of additional stock-based compensation.

Other income (expense).     Other income (expense), net was $0.7 million and $20,000 for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily due to interest income earned on higher cash balances due to the funds raised from investors in 2018.  Other expense was $90,000 and $30,000 for the three months ended September 30, 2018 and 2017, respectively, and is primarily comprised of losses on transactions denominated in foreign currencies.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2018, we had an accumulated deficit of $34.9 million. As of September 30, 2018, we had unrestricted cash and cash equivalents of $169.7 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(13,450)	$(6,968)
Net cash used in investing activities	(777)	(73)
Net cash provided by financing activities	170,189	4,752
Net change in cash, cash equivalents and restricted cash	$155,962	$(2,289)

Operating Activities.     Net cash used in operating activities was $13.5 million and $7.0 million for the nine months ended September 30, 2018 and 2017, respectively. The net cash used in operating activities during the first nine months of fiscal 2018 was primarily due to our net loss of $18.6 million, adjusted for $1.7 million of noncash charges related to depreciation and stock-based compensation and a $3.4 million change in operating assets and liabilities, primarily due to increased accounts payable and accrued expenses in support of our increased operating expenses. The net cash used in operating activities during the first nine months of fiscal 2017 was primarily due to our net loss of $6.6 million, adjusted for $0.3 million of noncash charges related to depreciation and stock-based compensation, and a $0.6 million change in operating assets and liabilities.

Investing activities.     Net cash used in investing activities during both the first nine months of fiscal 2018 and 2017 was due to property and equipment purchases in each period.

Financing activities.     Net cash provided by financing activities was $170.2 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities during the first nine months of fiscal 2018 was primarily due to $63.3 million of net proceeds from the issuance of Series B convertible preferred stock, $106.5 million of net proceeds from our IPO in July 2018, and $0.5 million of proceeds from the exercise of stock options. Net cash provided by financing activities during the first nine months of fiscal 2017 was primarily due to proceeds received from the sale of Series A convertible preferred stock.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. In particular, we expect these funds will allow us to complete our planned Phase 2 clinical trials for CRN00808 and our planned Phase 1 clinical trials for CRN01941. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the type, number, scope, progress, expansions, results, costs and timing of, our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•	the timing and the extent of any Australian Tax Incentive refund and future grant revenues that we receive;
•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

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

Foreign Currency Exchange Risk

In January 2017, we formed a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations. As of September 30, 2018, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2018 or 2017.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

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

There have been no material changes to the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, and prior to the completion of our IPO, we granted an option to an employee to purchase 60,790 shares of common stock at an exercise price of $17.00 per share. During the quarter ended September 30, 2018, and prior to the completion of our IPO, options to purchase 8,282 shares of our common stock were exercised for aggregate consideration of approximately $5,000, at a weighted average exercise price of $0.63.

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

Use of Proceeds

On July 17, 2018, the SEC declared effective our registration statement on Form S-1 (File No. 333-225824), as amended, filed in connection with our IPO. The IPO closed on July 20, 2018 and we issued and sold 6,900,00 shares of our common stock at a price to the public of $17.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $117.3 million, before deducting underwriting discounts and commissions of approximately $8.2 million and estimated offering expenses of approximately $2.6 million. The managing underwriters of the offering were J.P. Morgan Securities LLC, Leerink Partners LLC and Piper Jaffray & Co. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of September 30, 2018, we have not used any of the proceeds from our initial public offering. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-225824	3.3	7/9/2018
3.2	Amended and Restated Bylaws	S-1/A	333-225824	3.4	7/9/2018
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Crinetics Pharmaceuticals, Inc.

Date: November 13, 2018	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal Financial Officer)