Form 10-K
period 2018-12-31
Crinetics Pharmaceuticals, Inc.
filed 2019-03-13
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38583

Crinetics Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3744114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10222 Barnes Canyon Road, Bldg. #2, San Diego, California	92121
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (858) 450-6464

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

As of July 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $382.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $24.61 per share. The registrant has elected to use July 31, 2018 as the calculation date, as on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately-held concern.

The number of outstanding shares of the registrant’s common stock, par value 0.001 per share, as of February 28, 2019 was 24,095,485.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

CRINETICS PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

i

PART I

Forward-Looking Statements and Market Data

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use our pending trademark Crinetics in this annual report. This annual report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Item 1. Business

Business Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our lead product candidate, CRN00808, is currently in clinical development for the treatment of acromegaly, and we are advancing additional product candidates through preclinical studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following three product candidates and discovery program:

•

CRN00808, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or sst2, biased agonists designed for the treatment of acromegaly. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that in turn causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. More than 25,000 people in the United States suffer from acromegaly, and an estimated 40% to 60% are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. In 2017, injected somatostatin peptide drugs accounted for approximately $2.7 billion in global sales for the treatment of acromegaly, neuroendocrine tumors, or NETs, and other uses. Currently marketed peptide drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients.

In March 2018, we reported initial results from a Phase 1, double-blind, randomized, placebo-controlled, single- and multiple-ascending dose trial to evaluate the safety, pharmacokinetics, or PK, and pharmacodynamics, or PD, of CRN00808 in 99 healthy volunteers. CRN00808 demonstrated clinical proof-of-concept by potently suppressing stimulated GH and baseline IGF-1 in these subjects. The plasma exposure of CRN00808 indicated the drug was well absorbed with a half-life of 42 to 50 hours, supporting once daily administration in patients. The safety and tolerability of CRN00808 observed in this trial was generally consistent with that of approved peptide somatostatin analogs, or SSAs.

We submitted an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or FDA, in August 2018. In late 2018, we initiated two global Phase 2 clinical trials of CRN00808 in acromegaly patients, the ACROBAT EVOLVE, or EVOLVE, and ACROBAT EDGE, or EDGE, trials. The EVOLVE trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808, in subjects with acromegaly that respond to octreotide LAR or lanreotide depot monotherapy. The EDGE trial is an open label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808 in subjects with acromegaly that are treated with somatostatin analog based treatment regimens but do not respond completely to monotherapy. The EVOLVE and EDGE studies are being conducted at centers in the United States and in certain European countries.

•

CRN01941 is an oral nonpeptide sst2 biased agonist designed for the treatment of NETs that originate from neuroendocrine cells commonly found in the gut, lung or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 171,000 adults in the United States. Most NETs overexpress sst2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients as detailed in National Comprehensive Cancer Network guidelines. CRN01941 is currently in first-in-human enabling studies, and we expect to initiate a Phase 1 human proof-of-concept clinical trial in the first half of 2019. We expect results from this trial in late 2019/early 2020.

•

We are developing a new class of oral selective nonpeptide somatostatin type 5 receptor, or sst5, agonists designed to treat congenital hyperinsulinism, or CHI. This is a devastating rare disease in which infants are born with mutations that cause excess secretion of the pancreatic hormone insulin resulting in profound hypoglycemia, a very low level of blood glucose. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. CHI occurs in approximately 1 in 30,000 to 50,000 new births in the United States. We conducted first-in-human enabling studies with our first product candidate, CRN02481. Due to a toxicity finding which we believe was specific to CRN02481, we are advancing new molecules through preclinical activities with the goal of selecting a new product candidate for CHI.

•

We have an ongoing discovery effort to identify and advance into development the first nonpeptide product candidate to antagonize the peptide adrenocorticotrophic hormone, or ACTH, designed for the treatment of Cushing’s disease. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which in turn causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. Cushing’s disease is an orphan indication with a prevalence of approximately 13,000 patients in the United States.

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where next to deploy our drug discovery efforts. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications, including an issued U.S. patent covering CRN00808 extending to 2037. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations. Over time, we intend to sell our products, if approved, through our own commercial organization, which we believe can be of modest size to cover the relatively small number of specialty endocrinologists who treat patients with rare endocrine diseases and endocrine-related tumors.

We were founded by a team of scientists with a track record of drug discovery and development to create important new therapeutic options for patients with rare endocrine diseases. Prior to founding the company, our Chief Executive Officer, Scott Struthers, Ph.D., was Senior Director and Head of Endocrinology and Metabolism at Neurocrine Biosciences, Inc. There, Dr. Struthers and his fellow co-founders, Stephen Betz, Ph.D. and Frank Zhu, Ph.D., as well as our VP of Development Ajay Madan, Ph.D., D.A.B.T., held key leadership roles in the discovery and development of ORILISSA (elagolix), a nonpeptide product candidate designed for the treatment of endometriosis and uterine fibroids that received marketing approval from the FDA in July 2018. In addition, Dr. Madan held a key leadership role in the discovery and development of INGREZZA (valbenazine), which was approved by the FDA in 2017 for tardive dyskinesia. Our Chief Medical Officer, Alan Krasner, served as the Global Development Lead at Shire Pharmaceuticals for Natpara, the first recombinant human intact parathyroid hormone treatment for hypoparathyroidism.

Our strategy

Our objective is to transform the treatment of rare endocrine diseases and endocrine-related tumors by creating a diversified portfolio of novel therapeutics that will advance the standard of care. To achieve this objective, we are pursuing the following strategy:

•

Focus on rare endocrine diseases and endocrine-related tumors with significant unmet medical need.     There are numerous rare endocrine diseases and endocrine-related tumors for which currently available pharmacological therapies (when they exist) have significant limitations in efficacy, safety and/or tolerability. Patients living with these diseases often experience significant morbidity, mortality and/or poor quality of life. We are focused on discovering, developing and commercializing orally available therapies for multiple rare indications across endocrinology to advance the standard of care for these patients.

•

Rapidly advance multiple product candidates in parallel to clinical proof-of-concept and late stage development by targeting diseases that require relatively small trials and employ validated biomarkers as clinical endpoints.    Phase 1 clinical trials for rare endocrine diseases and endocrine-related tumors can often measure predictive biomarkers in healthy volunteers and lower the technical risk by providing a predictive measure of efficacy early in clinical development. Clinical trials in these indications often enroll relatively small numbers of trial subjects and use validated biomarkers as registration endpoints, which we believe will allow us to efficiently develop multiple clinical programs in parallel.

•

Continue to expand our therapeutic pipeline for rare endocrine diseases by leveraging the capabilities of our experienced discovery team in the area of peptide hormone GPCRs.    Our discovery team has significant expertise in understanding and creating product candidates to influence the dynamic behavior of GPCRs and has developed a number of proprietary methods, techniques and tools that we believe will enable us to efficiently and reliably evaluate newly synthesized molecules. We employ an iterative strategy where compounds are designed, synthesized and rapidly characterized for pharmacologic and pharmaceutical properties. This approach has led to our current pipeline, and we will continue to invest in creating additional product candidates acting at this important class of targets. Peptide hormone GPCRs regulate many aspects of physiology and are attractive drug targets for treating a broad range of diseases. There are more than 80 known peptide hormones acting at more than 120 known different receptors. With each of our drug discovery programs, our goal is to specifically tailor a product candidate with pharmacologic and pharmaceutical properties highly optimized for its interaction with its specific GPCR target that we anticipate will translate to downstream benefits in our chosen therapeutic applications.

•

Retain commercialization rights to maximize the value of our product candidates.    We plan to establish our own commercial organization in major markets and develop a network of third-party distributors in other selected markets. We believe this organization can be focused and modest in size due to the relatively small number of specialty endocrinologists who treat patients suffering from the diseases we target. Therefore, we do not expect that we will require larger pharmaceutical partners for commercialization of our product candidates, although we may consider partnering for certain territories or indications, or for other strategic purposes.

•

Maintain an entrepreneurial, scientifically rigorous and inclusive corporate culture where employees are fully engaged and strive to bring improved therapeutic options to patients.    The patients we seek to treat currently only have options with significant drawbacks and often limited efficacy, safety and/or tolerability. We are passionate about developing new pharmacological therapies to help these patients better control their diseases and to reduce the impact of these diseases on their daily lives. We believe that building a successful and sustainable endocrine company requires not just specific expertise in multiple areas of biology, chemistry, drug discovery, development and commercialization, but a team-oriented culture that integrates and harnesses the creative energy, scientific insights and enthusiasm of the entire organization.

The endocrine system

Overview

The endocrine system regulates most of the body’s physiological activities through the actions of hormones, which are chemical and biochemical messengers secreted from different organs that influence growth, gastrointestinal function, maturation and development, reproduction, stress, metabolism and nearly all aspects of homeostasis. Hormones are structurally variable and can be monoamines, steroids, amino acids, peptides or larger proteins. The endocrine system includes, among other glands and organs, the pituitary gland, hypothalamus, pancreas, adrenal gland, thyroid and parathyroid, ovaries and testes, as well as specialized enteroendocrine cells.

Hormonal secretion is complex, and the body employs several mechanisms to exert positive and negative feedback control to maintain homeostasis. For example, the pituitary gland, which is located behind the eyes at the base of the brain, is sometimes referred to as “the master endocrine gland” because it regulates multiple endocrine systems. Positive and negative control of pituitary hormonal secretion is often dictated by the adjacent hypothalamus, which integrates feedback responses from other areas of the body, including the brain. In the case of GH, its synthesis and secretion are stimulated by growth hormone-releasing hormone, or GHRH, and inhibited by somatostatin, which are both hypothalamic peptides. Another example is the pancreas that secretes insulin and glucagon, which lower and raise blood glucose levels, respectively. Insulin and glucagon secretion are both inhibited by somatostatin, which is also locally produced in the pancreas.

Hormonal dysregulation can arise from endocrine organ defects, including injury, inflammation, genetic abnormalities or the growth of tumors derived from endocrine cells. These insults can result in the under-secretion or over-secretion of one or more hormones, disrupting homeostasis and causing disease. For example, several serious clinical disorders, including acromegaly and Cushing’s disease, result from pituitary tumors secreting excess hormones. In the pancreas, genetic defects or cellular dysfunction can give rise to disorders of under-secretion or over-secretion of pancreatic hormones (e.g., hyperinsulinemia).

Peptide hormone GPCRs

Various GPCRs are expressed in every type of cell in the body and their function is to transmit signals from outside the cell across the membrane to signaling pathways within the cell, between cells and between organ systems. Because of these critical actions, the GPCR superfamily is the largest and single most important family of drug targets as highlighted by the large number of approved therapeutics targeting this class. However, most currently available GPCR-targeting drugs act at receptors for which the native ligands are small molecules, such as histamine, adrenaline and neurotransmitters.

Most peptide hormones bind selectively to specific receptors located on the surface of cells in the target tissue. Receptors for peptide hormones are often GPCRs, which play a central role in many biological processes and are linked to a wide range of disease areas. There are more than 80 known peptide hormones acting at more than 120 known different receptors. Historically, it was assumed that small molecules could not replicate or compete with the complex interactions between peptides and their cognate GPCRs. As such, most drugs developed for peptide GPCRs have been and continue to be peptides themselves, which present manufacturing and formulation difficulties and force patients to undergo frequent injections because peptides generally are not orally bioavailable. We believe our approach to developing novel small molecule product candidates that uniquely engage peptide hormone GPCRs will enable us to generate orally bioavailable, and potentially more selective, effective and better tolerated therapeutics for patients.

The somatostatin receptor family of peptide GPCRs is an illustrative example of the complex and subtle control inherent in endocrine biology and peptide hormone physiology. The peptide hormone somatostatin, which was first isolated over 40 years ago, is produced by a variety of cell types and has pleiotropic effects throughout the body, many of which are related to the inhibition of secretion of other hormones or neurotransmitters, and selective activation of this activity has made somatostatin agonism a well-established, commercially-validated mechanism. These effects are mediated by five different somatostatin receptor proteins (sst1-sst5), which lower levels of cyclic adenosine monophosphate, or cAMP, a key intracellular signaling molecule regulated by GPCR activation. Each of these receptors is expressed in different subsets of tissues. For example, sst2 is the most widely expressed subtype in NETs and is the dominant receptor by which GH secretion is suppressed in the pituitary. The sst5 receptor is expressed by pancreatic islet cells where its activation potently inhibits insulin secretion.

Figure 1.    GPCR signaling is determined by many factors, including the binding characteristics of ligands, which dictate the responses of different signaling and regulatory pathways. Selectively favoring one pathway over others is termed biased signaling. Upon activation, GPCRs can also be trafficked into the cell, where they are either targeted for degradation or recycled back to the cell surface.

GPCRs were originally thought to function as simple on-off switches responding to hormones and neurotransmitters but have since been shown to exhibit complex and diverse molecular and cellular behaviors. Many lines of structural and mechanistic research demonstrate that distinct signaling cascades and feedback mechanisms create multi-dimensional pathways with distinct physiological responses. These different responses are based on ligand binding kinetics, receptor regulation and trafficking (Figure 1). Some transduce signals into the cell interior to regulate various cellular functions. Other responses attenuate hormonal signals to prevent overstimulation and include receptor internalization (a removal of the GPCR from the cell surface, which makes it unavailable for external ligands), desensitization and downregulation. The capacity of a GPCR ligand to preferentially affect one of these pathways, such as G-protein signaling, over others, such as receptor downregulation, is termed biased agonism. We believe our understanding of these different signaling pathways enables us to develop oral, small molecule product candidates that not only are highly selective for specific receptor subtypes but also are further custom-tailored to activate specific GPCR properties and ultimately improve patient outcomes.

Our product candidates

All of our product candidates have been discovered and developed internally and we have retained global rights to commercialize our product candidates and have no royalty or licensing obligations. The following table summarizes our product candidate pipeline and anticipated milestones.

CRN00808 for the treatment of acromegaly

Our lead product, CRN00808, is an oral selective nonpeptide sst2 biased agonist in clinical development for the treatment of acromegaly. CRN00808 is the first nonpeptide sst2 agonist with reported results from a clinical trial. Initial results from our Phase 1 trial of CRN00808 demonstrated clinical proof-of-concept based on observed suppression of GH and IGF-1 secretion in healthy volunteers. We submitted an IND application to the FDA in August 2018 and initiated two global Phase 2 clinical trials of CRN00808 in acromegaly patients in late 2018. These studies will be conducted at centers in the United States and in certain European countries.

Disease background

Acromegaly is typically caused by a pituitary tumor that secretes excess GH. Pituitary tumors are generally benign adenomas that, in addition to GH secretion, also express membrane receptors for somatostatin. Increased GH secretion results in excess downstream secretion of IGF-1 from the liver. GH and IGF-1 promote tissue growth and have other metabolic effects throughout the body.

The symptoms of acromegaly include abnormal growth of hands and feet and changes in shape of the bones that result in alteration of facial features. Overgrowth of bone and cartilage and thickening of tissue can lead to arthritis, carpal tunnel syndrome, joint aches, enlarged lips, nose and tongue, deepening of voice due to enlarged vocal cords, sleep apnea due to obstruction of airways and enlargement of the heart, liver and other organs. Additional symptoms can include thick, coarse, oily skin, skin tags, excessive sweating and skin odor, fatigue and weakness, headaches, goiter, decreased libido, menstrual abnormalities in women and erectile dysfunction in men. As the tumor grows, it can impinge on the nerves in the optic chiasm leading to visual problems and potentially vision loss. Compression of the surrounding normal pituitary tissues can decrease production of other pituitary hormones, resulting in hypopituitarism. Acromegaly patients experience increased mortality rates, principally due to cardiovascular diseases (diabetes, hypertension), respiratory disease and cerebrovascular diseases.

Acromegaly is often suspected when the patient exhibits enlargement of extremities and an alteration of facial features. Pituitary tumors are also often found during clinical workup for severe headaches, vision changes or incidentally on cranial imaging initiated for other reasons. Elevation of serum IGF-1 levels confirms the suspicion of acromegaly, but a formal diagnosis requires lack of suppression of serum GH levels in response to an oral glucose tolerance test. A magnetic resonance imaging (MRI) or computerized tomography (CT) scan of the pituitary is then used to locate the tumor, determine its size and assess the potential for surgical intervention. There are an estimated 25,000 patients in the United States with acromegaly.

Current treatments and limitations

The major goals of treatment are to reduce serum GH and normalize IGF-1 levels, ameliorate symptoms and relieve any pressure resulting from the tumor. Surgical removal of the pituitary tumor is the first treatment option and often results in rapid improvement of symptoms. Surgery can be curative if the tumor is small and accessible enough to be fully resected. However, an estimated 40% to 60% of acromegaly patients turn to pharmacological treatments if they are not candidates for surgery or surgery was unsuccessful. Somatostatin analogs octreotide (marketed as Sandostatin) and lanreotide (marketed as Somatuline) are selective for sst2 receptors and are the preferred first-line pharmacologic treatments. However, these peptides leave many patients inadequately controlled. For example, a meta-analysis published in 2014 by the Journal of Clinical Endocrinology and Metabolism showed that approximately 50% of over 4,000 acromegaly patients treated with octreotide or lanreotide failed to achieve biochemical control. Pegvisomant (marketed as Somavert) is a daily injectable GH receptor antagonist and is generally used in patients resistant to or intolerant of somatostatin analogs. Pasireotide (marketed as Signifor) is a less-selective sst receptor agonist that is also used and has activity toward sst5, sst3 and sst2 receptors. However, pasireotide treatment leads to an increase in fasting plasma glucose levels in patients within the first two or three weeks of treatment and a pronounced shift to pre-diabetes and diabetes (as judged by HbA1c levels) within six months due to its insulin-suppressing sst5 activity. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used, but do not achieve hormone normalization in most patients. For this reason, dopamine agonists are usually used as adjunct to somatostatin analogs. While these currently approved drugs reduce the disease burden, many patients still report acromegaly symptoms despite treatment, particularly at the end of the monthly dosing cycle.

Currently available therapies for acromegaly are peptide drugs that require injection, making them both painful and inconvenient. Octreotide and pasireotide are typically a monthly intramuscular injection, lanreotide a monthly deep subcutaneous injection and pegvisomant a daily subcutaneous injection. Patients report pain, swelling and bruising both at the time of injection and for days following injections. In addition, octreotide, lanreotide and pasireotide labels require injections by a trained healthcare provider and are therefore inconvenient for patients. Finally, the reconstitution of octreotide and pasireotide can be complex and prone to error for healthcare providers.

We believe that a once-daily oral nonpeptide somatostatin agonist that reduces excess GH secretion and normalizes IGF-1 levels in acromegaly patients would represent a major clinical advance by eliminating painful injections and reducing the frequency of physician office visits. Additionally, we believe it should allow physicians to more quickly determine optimal dosing regimens compared to existing depot therapies.

CRN00808 overview and clinical development

CRN00808, our lead product candidate, pioneers a new class of oral selective nonpeptide sst2 biased agonists designed for the treatment of acromegaly and is the first agent in its class with reported clinical results. It is designed to reduce excess GH secretion from benign pituitary tumors and normalize IGF-1 levels in patients with acromegaly. In vitro pharmacology studies demonstrated that CRN00808 potently stimulated sst2 receptor activity as measured by a decrease in cAMP accumulation in cells expressing the human sst2 receptor (EC50=0.25 nM, the concentration that achieves 50% cAMP inhibition). Analogous experiments using the other sst receptor subtypes showed CRN00808’s selectivity for sst2 was 4,000 times greater than the other sst receptor subtypes.

Internalization and desensitization of sst2 is thought to contribute to the inability of some patients to fully respond to octreotide. Therefore, in creating CRN00808, we focused our discovery efforts on identifying biased agonists that were selective for inhibition of cAMP accumulation while minimizing receptor internalization. In vitro studies have shown that CRN00808 was 75 times more potent for cAMP inhibition than receptor internalization. Figure 2 illustrates the difference in bias between octreotide and CRN00808. Concentrations of octreotide where cAMP is maximally suppressed also induced extensive internalization of sst2 receptors whereas in the same experiment, nearly all receptors remained on the cell surface at concentrations where CRN00808 maximally suppressed cAMP. We believe that this increased bias suggests a reduced likelihood of desensitization of the sst2 receptor by CRN00808 at pharmacologically relevant concentrations.

Figure 2.    Dose response curves are shown from individual representative experiments. All points are the mean ± standard error of either triplicate or quadruplicate readings. White circles are from a cAMP assay measuring sst2 activation. Black circles are from an internalization assay measuring the amount of cell surface receptors. M = molar concentration.

In addition to somatostatin receptor-directed pharmacology, CRN00808 showed little off-target activity in a variety of assays for other GPCRs, enzymes, ion channels and transporters. Based on further in vivo studies in rats and dogs, CRN00808 suppressed GH and IGF-1 consistent with its mechanism of action. We conducted 28-day good laboratory practice, or GLP, toxicity studies in rats and dogs and identified no dose-limiting toxicities, which supported moving CRN00808 into human clinical trials.

We began a Phase 1, double-blind, placebo-controlled trial in late 2017 to assess the safety, tolerability, PK and PD of CRN00808 in 99 healthy human volunteers. This trial was performed at a single center in Melbourne, Australia, and the overall trial design is shown in Figure 3. Safety, tolerability and PK were monitored in all subjects. Subjects in the single ascending dose, or SAD, arm (up to 20 mg) were also evaluated for the ability of CRN00808 to suppress GH secretion. Because GH secretion is pulsatile during the day, subjects in the first five SAD cohorts were given an intravenous bolus of GHRH (50 µg) to ensure a reliable window of high GH secretion. These GH responses were evaluated on day -1 (the day prior to dosing) and again on day 1 (the day of dosing either CRN00808 or placebo). The ability of CRN00808 to suppress serum IGF-1 was evaluated in the multiple ascending dose, or MAD, cohorts. A summary of the trial cohorts and an analysis of the data from this trial is presented below.

Figure 3.    Design of CRN00808 Phase 1 trial. The SAD phase (N=8* per cohort (6 active, 2 placebo)) initially used an oral solution (1.25-20 mg) and switched to capsules for later cohorts (40-60 mg). The 10 mg SAD cohort also compared the plasma exposure of CRN00808 when it was administered as an oral solution, first generation capsules when fasted and as first-generation capsules when taken with a high-fat breakfast. The MAD phase (N=9 per cohort (6 active, 3 placebo)) only used capsules (5-30 mg). There was an additional cohort (N=8) to assess the potential for drug-drug-interactions (midazolam +/- 20 mg CRN00808). *The 20 mg SAD Cohort only enrolled 7 subjects due to a subject’s last-minute cancellation.

Figure 4 shows a summary of PK/PD data from the SAD arm of the trial. As illustrated for the 10 mg cohort in Figure 4a, administration of GHRH on day -1 resulted in a rapid surge of serum GH that lasted approximately 2 hours. In contrast to day -1, the presence of CRN00808 in plasma strongly suppressed (approximately 92%) stimulated GH secretion, consistent with the compound’s activity as an sst2 agonist. This response was dose dependent as shown in Figure 4b. The first-generation capsule achieved approximately 75% of the total plasma exposure (area under the curve, or AUC) of the same dose administered as an oral solution to fasted subjects (Figure 4c). However, when the capsule was administered with a standardized high fat meal, plasma AUC was reduced by approximately 83%, suggesting that the current formulation should be taken under fasted conditions. In the drug-drug interaction cohort, repeated dosing of CRN00808 resulted in no change in the exposure of the sensitive CYP3A4 reporter midazolam, suggesting that CRN00808 is not likely to cause drug interactions by inhibiting the metabolism of other drugs that are primarily metabolized by the major CYP enzymes in the liver.

Figure 4.    PK/PD analysis of the single-ascending dose arm. a) Suppression of GHRH stimulated GH by 10 mg of CRN00808 administered as an oral solution on day 1 (filled circles), compared to day -1 (open circles). The plasma exposure of CRN00808 is shown in black squares. b) Dose response of GH suppression of CRN00808 (data excludes an outlier in the 1.25 mg cohort which was likely related to variability in method of GHRH administration. The methodology was corrected for cohorts 2.5 mg and higher). c) Comparison of CRN00808 plasma exposure following oral administration of 10 mg CRN00808 as an oral solution (black squares) and as a first-generation capsule (white squares). h = hour, Pbo=placebo. All data are mean ± standard error.

In the MAD arm, subjects were dosed with CRN00808 for seven days (5 mg cohort) or ten days (10-30 mg cohorts) and serum IGF-1 levels were measured each day. In both acromegaly patients and healthy volunteers, sustained suppression of GH release results in lowering of serum IGF-1 levels. However, in contrast to the rapid effects of the GH response, IGF-1 levels are known to decrease more gradually and require several days of exposure to somatostatin agonists to produce an observable effect. Figure 5a illustrates the PK/PD relationship between trough plasma CRN00808 concentrations and IGF-1 levels. As CRN00808 concentrations reached steady state, serum IGF-1 concentrations began to decline. This decline reached steady state in approximately seven days. Of note, IGF-1 remained suppressed for several days after the final dose but began to recover as CRN00808 plasma concentrations fell.

As shown in Figure 5b, CRN00808 exhibited dose-proportional increase in exposure and a half-life of 42 to 50 hours, consistent with potential for once daily administration. Suppression of IGF-1 levels for the 10 mg, 20 mg and 30 mg cohorts was similar (Figure 5c) indicating that the 10 mg dose achieved a maximal response. This degree of IGF-1 suppression by CRN00808 was similar to that observed for peptide somatostatin analogs (octreotide, lanreotide) in previously reported healthy volunteer studies. Concentrations of somatostatin analogs in healthy volunteers that result in this level of suppression in healthy volunteers are comparable to the trough concentrations in patients on the highest approved dose. This suggests that drug concentrations that result in maximal suppression of IGF-1 in healthy volunteers translates to meaningful suppression of IGF-1 in acromegaly patients.

Figure 5.    PK/PD analysis of the multiple-ascending dose arm. a) Time-course of plasma CRN00808 trough concentrations (black squares) and IGF-1 concentrations (grey squares) in the 10 mg MAD cohort. b) Plasma concentration of CRN00808 on last day of dosing. 30 mg (black circles), 20 mg (white circles), 10 mg (black squares), 5 mg (white squares). c) Dose response of IGF-1 suppression on last day of dosing for MAD cohorts compared to placebo (Pbo). All data are mean ± standard error.

The safety and tolerability of CRN00808 in the trial was generally consistent with that of approved peptide somatostatin analogs. In the trial, CRN00808 resulted in mild gastrointestinal disorders (such as abdominal pain, flatulence, abdominal distension, and diarrhea) in approximately 30% of subjects and mild elevations of pancreatic enzymes in approximately 10% of subjects. One subject experienced moderate abdominal pain after a single 40 mg dose. Additional adverse events included headache, dizziness and cardiac rhythm abnormalities (including nonsustained ventricular tachycardia, or NSVT) which were not dose dependent and also observed in placebo subjects and/or prior to dosing. One serious adverse event of moderate NSVT was observed following a single 1.25 mg dose and was considered unlikely to be related to CRN00808. Based on the conclusions from this Phase 1 clinical study, we selected 10 mg as the initial dose in our Phase 2 trials.

Based on the initial results of our Phase 1 clinical trial, we believe we have demonstrated proof-of-concept for the ability of CRN00808 to suppress the GH axis in humans. We submitted an IND application to the FDA in August 2018 and initiated two global Phase 2 clinical trials in acromegaly patients in late 2018. The first of these, EVOLVE, is a double-blind, randomized, placebo-controlled trial conducted in approximately 36 patients whose IGF-1 levels are currently controlled by octreotide or lanreotide. We are also conducting a second, open-label exploratory trial, EDGE, to evaluate the effects of CRN00808 on approximately 45 patients whose IGF-1 levels are not adequately controlled by octreotide or lanreotide alone. The EVOLVE and EDGE studies are being conducted at centers in the United States and in certain European countries. In parallel, we are developing a second-generation capsule formulation that may mitigate the food effect observed with the first-generation capsule.

A summary of the trial design for the EVOLVE and EDGE studies is presented below.

CRN01941 for the treatment of neuroendocrine tumors (NETs)

CRN01941 is an oral, selective nonpeptide sst2 biased agonist designed for the treatment of NETs that originate from neuroendocrine cells commonly found in the gut, lung or pancreas. We are currently conducting first-in-human enabling studies for CRN01941 and plan to initiate a Phase 1 human proof-of-concept clinical trial in the first half of 2019 with results expected in late 2019/early 2020.

Disease background

NETs arise from cells of the enteroendocrine system in the gastrointestinal tract (approximately 70% of cases) but can also arise from neuroendocrine cells in the lung (approximately 25% of cases) or, more rarely, the pancreas. These tumors are usually slow growing and often initially asymptomatic. Therefore, many patients are only diagnosed at a time of extensive metastatic disease, and these patients will often progress to liver failure. In approximately 10% of cases, these tumors are associated with excess secretion of serotonin resulting in carcinoid syndrome, which is characterized by severe diarrhea and flushing. Patients with well- and moderately-differentiated tumors and distant metastases have a five-year survival probability of 35%, according to a study published in the Journal of Clinical Oncology. NETs are present in approximately 171,000 adults in the United States and while still an orphan disease, it is the second most common gastrointestinal malignancy after colon cancer.

Current treatments and limitations

Most NETs overexpress sst2 receptors and injected depots of peptide somatostatin analogs have become a standard of care for patients with carcinoid syndrome. While somatostatin analogs have been historically indicated primarily for patients with carcinoid syndrome, there is an evolving understanding of the positive impact of somatostatin analog treatment on the broader NETs patient population. For example, lanreotide was approved for the treatment of gastroenteropancreatic NETs based on a long-term study that showed significant improvement in progression free survival. However, many patients eventually become increasingly resistant to somatostatin analogs requiring increased dosage of depot preparations or use of short-acting analogs as an add-on therapy. In 2017, the serotonin synthesis inhibitor, telotristat, was approved as an add-on therapy to somatostatin analogs to help prevent breakthrough symptoms of carcinoid syndrome. Second-line targeted therapies everolimus and sunitinib malate are typically only used in patients with high grade tumors which constitute only a small fraction of NETs.

The overexpression of sst2 in NETs is also the basis for somatostatin targeted radioimaging of the tumors for diagnosis and staging. Peptide somatostatin analogs modified to incorporate a chelating agent can use their sst2 binding activity to concentrate radioisotopes in tumor tissue that can then be imaged using positron-emission tomography (PET). More recently, this approach has been adapted to deliver the alpha particle emitter 177Lu for anti-tumor activity. A drug using this mechanism, Lutathera, significantly improved progression free survival and led to a substantial reduction in the risk of disease progression or death when added onto octreotide LAR therapy compared to a double dose of octreotide LAR, in a Phase 3 trial in NET patients who had failed on somatostatin analog therapy.

CRN01941 overview and preclinical development

CRN01941 is an optimized, selective, orally available, nonpeptide biased agonist of sst2 receptor designed for the treatment of patients with NETs. The chemical structure of CRN01941 is derived from a different chemical scaffold from that of CRN00808. In vitro pharmacology studies demonstrated that CRN01941 potently (EC50=0.1 nM) stimulated sst2 receptor activity (as measured by a decrease in cAMP accumulation in cells expressing the human sst2 receptor) and is highly biased for Gi signaling versus receptor internalization (88-fold). Analogous experiments using the other sst receptor subtypes showed selectivity for sst2 was greater than 100-fold over the other sst receptor subtypes.

Figure 6. Suppression of GHRH-stimulated GH secretion in normal rats by CRN01941 administered as an oral solution (grey bars) compared to vehicle (black bar).

In a preclinical rodent model of efficacy, CRN01941 potently inhibited GHRH-induced GH production (Figure 8). This model is analogous to the PK-PD component in the Phase 1 clinical trial that we performed for CRN00808. In addition, the drug-like characteristics of CRN01941 met our rigorous internal criteria that we use to determine if a product candidate should enter into preclinical development. This includes extensive evaluation of pharmacology, selectivity, drug interaction potential, oral bioavailability and PK in multiple species, synthetic accessibility and preliminary non-GLP safety assessments including 14-day screening toxicology in rats and cardiovascular safety studies in dogs.

We are currently performing GLP first-in-human enabling studies on CRN01941 and expect to initiate a Phase 1 human proof-of-concept clinical trial in the first half of 2019. We expect results from this trial in late 2019/early 2020.

Product candidate for the treatment of hyperinsulinemias

We have identified oral selective nonpeptide sst5 receptor agonists that are designed to inhibit the excess insulin secretion associated with congenital and acquired disorders of hyperinsulinism, with our initial focus on CHI. We conducted first-in-human enabling studies with our first product candidate, CRN02481. Due to a toxicity finding which we believe was specific to CRN02481, we are advancing new molecules through preclinical activities with the goal of selecting a new product candidate for CHI.

Disease background

Hyperinsulinemia is a heterogeneous condition in which dangerously low blood sugar levels are caused by increased insulin secretion from pancreatic ß-cells. The most severe form of hyperinsulinemia arises from CHI, a disorder whose underlying pathology is driven by genetic mutations in key genes involved in regulating insulin secretion from ß-cells. The incidence of CHI is approximately 1 in 30,000 to 50,000 new births in the United States. Hyperinsulinemia is one of the most frequent causes of persistent hypoglycemia in neonates and infants. Early diagnosis is vital to prevent neurological complications due to chronic low blood sugar, which can result in apneas, seizures, developmental delays, learning disabilities, epilepsy and even death. Hyperinsulinemia can also be a severe complication for patients with insulin secreting tumors (insulinomas). Insulinomas are a specific type of NET derived from pancreatic ß-cells that secrete insulin and cause hypoglycemia. The incidence of insulinomas is 1 to 4 in 1,000,000 persons. In addition, hyperinsulinemic hyperglycemia following meals in patients who have undergone gastric bypass surgery (commonly referred to as Dumping Syndrome) occurs in approximately 10 to 15% of these patients. The number of gastric bypass surgeries continues to increase, from an estimated 158,000 surgeries in 2011 to 216,000 in 2016.

Current treatments and limitations

Maintaining glucose levels through feeding or glucose infusions is the first step in managing CHI. Diazoxide is the only approved therapy indicated for hyperinsulinemia. It acts at the ATP-sensitive potassium channels, or KATP, that are involved in insulin secretion and inhibits insulin secretion. However, mutations in these channels are present in approximately 55% to 60% of CHI patients, which limits the efficacy of the drug in this population. There are also serious side effects of diazoxide, which include hypertrichosis (abnormal and excessive hair growth over much of the body) and pulmonary hypertension, for which the FDA issued a warning regarding its use in infants and children. Octreotide (used off-label) is administered as subcutaneous injections up to six times/day in those who respond poorly to diazoxide. Octreotide is an sst2 agonist, which can suppress both insulin and glucagon secretion (Figure 6). As glucagon is a primary physiologic defense mechanism against hypoglycemia, targeting sst2 is not optimal for CHI patients, and octreotide therapy fails for approximately 70% to 75% of patients. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. We believe an orally available sst5 agonist would provide an important new therapeutic option that inhibits insulin secretion while avoiding glucagon suppression, allowing these patients to maintain normal glucose levels and possibly avoid pancreatectomy, the surgical removal of all or a part of the pancreas.

Figure 7.    Hyperinsulinemia arising in CHI and the potential utility of sst5 agonists.

Preclinical development

In the process of discovering CRN00808, we synthesized many other drug-like nonpeptides, some of which also showed activity at other somatostatin receptor subtypes including sst5. Because activation of sst5 is known to strongly inhibit insulin secretion, we focused on optimizing selective sst5 agonists to identify potential product candidates, initially selecting CRN02481. This molecule is a highly potent agonist of the sst5 receptor (EC50 = 0.4 nM) with selectivity against other somatostatin receptors (>15-10,000-fold).

CRN02481 was examined in a rat model of CHI (Figure 7). In this model, rats were treated with sulfonylurea glyburide, which promotes insulin release by acting at KATP channels. This activity mimics the KATP channel mutations found in about half of CHI patients. This high level of insulin produced a decrease of blood glucose in rats. When these rats were then treated with CRN02481, blood glucose levels returned to normal, and at higher doses, even to a hyperglycemic state. Repeat dose experiments demonstrated that insulin continued to be suppressed after seven days. Further, glucagon secretion was not suppressed in these experiments.

Figure 8.    a) Rescue of glyburide-induced hypoglycemia by CRN02481 in rats. To mimic a high insulin state similar to CHI, rats were treated with the sulfonylurea glyburide (30 mg/kg, black circles) or vehicle (white circles). CRN02481 was administered orally two hours after glyburide administration at either 3 mg/Kg (grey squares) or 10 mg/Kg (white squares). b) Effects on insulin and glucagon secretion by CRN02481 in rats. Animals were orally administered 30 mg/Kg glyburide (black bars) or glyburide + 10 mg/Kg CRN02481 (grey bars) daily for 7 days. Insulin and glucagon were measured three hours after CRN02481 administration on the first and last day of dosing. All data are mean ± standard error.

In addition, the drug-like characteristics of CRN02481 met our rigorous internal criteria that we use to determine if a product candidate should enter into preclinical development. This includes extensive evaluation of pharmacology, selectivity, drug interaction potential, oral bioavailability and PK in multiple species, synthetic accessibility and preliminary non-GLP safety assessments including 14-day screening toxicology in rats and cardiovascular safety studies in dogs.

CRN02481 entered preclinical development in 2018. Preclinical toxicology study results did not meet our standard for continued development. As such, we have discontinued development of CRN02481 and are currently optimizing advanced lead molecules to advance into preclinical development.

Product candidate for the treatment of Cushing’s disease

We have identified selective, orally available nonpeptide ACTH antagonist leads intended for the treatment of Cushing’s disease that are designed to prevent excessive stimulation of the adrenal glands by the high circulating levels of ACTH found in Cushing’s disease patients.

Disease background

Cushing’s syndrome was first described by Harvey Cushing over a century ago and results from a prolonged exposure to elevated levels of glucocorticoids, particularly cortisol. Common signs include growth of fat pads (collarbone, back of neck, face, trunk), excessive sweating, dilation of capillaries, thinning of the skin, muscle weakness, hirsutism, depression/anxiety, hypertension, osteoporosis, insulin resistance and hyperglycemia, heart disease and a range of other metabolic disturbances resulting in high morbidity. While excessive synthetic steroid administration or adrenal tumors can cause ACTH-independent forms of the disease, ACTH dependent Cushing’s syndrome (known as Cushing’s disease) is the most common form accounting for 60-80% of all cases and is most often due to tumors of pituitary corticotrophic cells that secrete excess ACTH.

Cushing’s disease is an orphan indication with a prevalence of approximately 13,000 patients in the United States. It presents much more commonly in women, and usually between 30 and 50 years of age. Cushing’s disease often takes many years to diagnose and may well be under-diagnosed in the general population as many of its symptoms such as lethargy, depression, obesity, hypertension, hirsuitism and menstrual irregularity can be incorrectly attributed to other more common disorders.

Current treatments and limitations

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Pharmacological therapy is required when surgery is delayed, contraindicated or unsuccessful. Adrenal enzyme inhibitors

(e.g., metyrapone and ketoconazole) prevent the synthesis of cortisol and can improve symptoms but suffer from mechanistic side effects as a result of accumulation of precursor steroids and the resulting lack of negative feedback. For example, metyrapone is associated with hirsuitism in women and patients must be monitored carefully to avoid hypoadrenalism. Ketoconazole often requires progressively increasing dosage to maintain disease control, but this is ultimately limited by the hepatotoxicity of the drug. In addition, it is a potent inhibitor of one of the most important drug metabolizing enzymes in the liver, CYP3A4, resulting in the potential for negative drug-interactions as a side effect. Mifepristone, a potent glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome, but is difficult to titrate and has significant liabilities due to its potent anti-progesterone activity. The recently approved somatostatin analog, pasireotide, inhibits ACTH secretion, but in a recently published study, only 15-26% of patients in a Phase 3 trial achieved normalization of urinary free cortisol while 73% of patients experienced a hyperglycemia-related adverse event due to the compound’s potent inhibition of insulin secretion. Therefore, we believe a significant unmet medical need exists for improved agents to treat Cushing’s disease.

Product candidate discovery program

ACTH acts through a peptide GPCR called the melanocortin type 2 receptor, or MC2, that is specifically expressed in the adrenal gland. Activation of MC2 by ACTH results in increased synthesis of cAMP, enhanced synthesis and secretion of cortisol and hypertrophy of adrenal cells. Our discovery team has identified potent, selective nonpeptide antagonists of MC2 designed to block ACTH action and prevent its excessive stimulation of the adrenal gland in Cushing’s disease patients. In vitro and in vivo pharmacology data from one of our initial antagonists are shown in Figure 9 below. Pharmacological mechanism is confirmed both by blocking of radiolabeled ACTH in a binding assay, as well as inhibiting the agonistic ability of ACTH to stimulate cAMP in cells expressing MC2. In vivo proof-of-concept is demonstrated by the antagonist’s capacity to block corticosterone (CORT, the rat analog of cortisol) secretion in a rodent ACTH-challenge model, which mimics aspects of Cushing’s disease.

Figure 9.    In vitro and in vivo characterization of an initial nonpeptide ACTH antagonist. a) Competition binding assay showing displacement of radiolabeled ACTH by CRNX antagonist. b) Functional assay showing that increasing concentrations of CRNX antagonist shifted the dose-response curve of ACTH stimulated cAMP accumulation in MC2 cells. c) Suppression of ACTH stimulated corticosterone release (CORT) in rats by 3 mg/Kg (squares), 10 mg/Kg (triangles), and 30 mg/Kg (diamonds) of CRNX antagonist administered orally, compared to vehicle treated animals (circles).

Competition

The commercialization of new drugs is competitive, and we could face competition from a number of pharmaceutical or biotechnology companies around the world. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects or more convenient than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we do. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety and convenience.

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

With respect to CRN01941, injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by Lexicon Pharmaceuticals, Inc.) is an orally administered add-on therapy. Targeted therapies everolimus (marketed by Novartis) and sunitinib malate (marketed by Pfizer) are typically only used in patients with high grade tumors which constitute only a small fraction of NETs. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor positive gastroenteropancreatic neuroendocrine tumors. Companies in Phase 3 development include Progenics Pharmaceuticals, Inc. and EUSA Pharma Inc. Other companies developing products for potential use in NETs include Apeiron Scientific, LLC, Camurus, Celgene Corporation, EpicentRx, Inc., Ipsen, Mateon Therapeutics, Inc., Merck & Co., Inc., MidaTech, Novartis, Oncoceutics, Inc. and Roche Holding AG.

With respect to CHI, maintaining glucose levels through feeding or glucose infusions is the first step in managing the disease. Diazoxide (marketed by Teva Pharmaceuticals, Inc.) is the only approved therapy indicated for hyperinsulinemia. Octreotide (used off-label) is administered as subcutaneous injections in those who respond poorly to diazoxide. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. Companies in or entering Phase 3 are Eli Lilly and Company and Zealand Pharma A/S with glucagon analogs, and Xeris Pharmaceuticals, Inc. with glucagon Ready-To-Use (RTU). Other companies developing products for potential use in CHI include Eiger Biopharmaceuticals, Inc. and Rezolute, Inc.

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

There may be other earlier stage clinical programs that, if approved, would compete with our products. Many of our competitors have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

Intellectual property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending our patent rights. We own the issued patents and patent applications relating to our lead product candidate CRN00808, as well as our other product candidates. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States directed to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of endocrinology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We own three U.S. patents, three pending U.S. patent applications, six pending U.S. provisional patent applications and twenty-eight pending foreign patent applications, three of which are international patent applications filed under the Patent Cooperation Treaty (PCT) and three of which are European regional patent applications. More specifically, we own one U.S. patent with claims directed to our lead product candidate CRN00808 and other related compounds, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of CRN00808, to treat acromegaly, neuroendocrine tumors, and/or pain. This U.S. patent is expected to expire in July 2037, absent any patent term extensions for regulatory delay. The other patents and patent applications are directed to various compounds as compositions of matter, pharmaceutical compositions comprising such compounds, and related methods of using such compounds. These issued patents, and any patents that may issue from our pending patent applications are expected to expire between 2036 and 2039, absent any patent term adjustments or extensions. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. We also own three trademark registration applications.

With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of endocrinology has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

In addition, most of our intellectual property rights, including those for our lead programs, have been generated through the use of U.S. government funding provided from our Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health, and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party in certain circumstances. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits.

Manufacturing

Manufacturing, testing and storage of our product candidates for nonclinical and clinical studies is conducted at third-party contract manufacturers and distributors. We do not plan to build plants or facilities for development or commercial scale manufacture or storage of our product candidates. To date, the contract manufacturers have met our manufacturing requirements, and we expect them to be capable of providing sufficient quantities of our product candidates to meet estimated full-scale commercial needs. However, the contract manufacturers may be required to increase production scale, or we may need to secure alternate suppliers.

Sales and marketing

We intend to build the commercial infrastructure in major markets to effectively support the commercialization of our product candidates, if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears imminent. The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a focused group of physicians supported by sales management, medical liaisons, internal sales support, an internal marketing group and distribution support. One challenge unique to commercializing therapies for rare diseases is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations.

Additional capabilities important to the orphan marketplace include the management of key accounts, such as managed care organizations, group purchasing organizations, specialty pharmacies and government accounts. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our product candidates will be approved.

Where appropriate, we may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our product candidates. In certain instances, we may consider building our own commercial infrastructure.

Government regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process before it may be legally marketed in the United States.

U.S. drug development process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with GLP regulations and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1:    The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at confirming dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.

•

Phase 2:    This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.

•

Phase 3:    Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

U.S. review and approval process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited development and review programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Unique to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act, or FDASIA, established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

U.S. coverage and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic product candidate for which we may seek regulatory approval. Sales in the United States will depend in part on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our therapeutic product candidates can be subject to challenge, reduction or denial by payors.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the United States there is no uniform policy among payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Healthcare reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug product candidates, restrict or regulate post-approval activities, and affect the profitable sale of drug product candidates.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the

United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as subsequently amended by as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, as amended, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (2) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (3) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (4) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (7) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (8) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (9) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products., Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

U.S. healthcare fraud and abuse laws and compliance requirements

Federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act and the civil monetary penalties statute.

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes certain requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare provider, health plans and healthcare clearinghouses, and their business associates who conduct certain activities involving protected health information on their behalf.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

Similar state and foreign laws and regulations may also restrict business practices in the biopharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure compliance with applicable healthcare laws and regulations can involve substantial costs. Violations of healthcare laws can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.

Employees

As of February 28, 2019, we had 47 full-time employees, 16 of whom have a Ph.D. or M.D., and 2 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we rely on a number of consultants to assist us.

Insurance

We maintain limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $10 million in the aggregate. However, insurance coverage is becoming increasingly expensive, and we may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

About Crinetics

We were formed as a Delaware corporation on November 18, 2008. Our principal executive offices are located at 10222 Barnes Canyon Road, Bldg. #2, San Diego, California 92121, and our telephone number is (858) 450-6464. In January 2017, we formed a wholly-owned Australian subsidiary, Crinetics Australia Pty Ltd, or CAPL, to conduct various preclinical and clinical activities for our product and development candidates in Australia.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.crinetics.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

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

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2018, we had an accumulated deficit of $43.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved products.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of CRN00808, continue research and development and initiate clinical trials of CRN01941, and seek regulatory approval for our current product candidates and any future product candidates, including product candidates that we may develop for our CHI and our Cushing’s disease development programs. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

We are in the early stages of our development efforts and have only one product candidate, CRN00808, in early clinical development. All of our other development programs, including CRN01941, are still in the preclinical or drug discovery stage. We have invested substantially all of our efforts and financial resources in developing our current product candidates, potential product candidates and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

The success of our business depends primarily upon our ability to discover, develop and commercialize products created with our internal capabilities, including the experience of our scientists and drug development staff. While we believe we have a highly productive drug discovery and development organization, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We may be unsuccessful in moving our other product candidates from preclinical studies into clinical development, discovering additional product candidates, including for our programs for CHI and Cushing’s disease, and any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted preclinical studies and have Phase 1 results for CRN00808, we do not know how CRN00808 will perform in future clinical trials, including as a result of any differences resulting from the use of new formulations that we may use in subsequent clinical trials of CRN00808. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, results from our Phase 1 clinical trial for CRN00808 showed that the current capsule formulation exhibited an approximately 85% reduction in plasma concentrations when administered with a high fat breakfast, and, as a result, our protocols for our Phase 2 trials require that patients fast prior to drug therapy. This may introduce variability into our Phase 2 results due to patient compliance. We expect to conduct additional activities to improve the capsule formulation but cannot provide any assurance we will be successful in doing so. Furthermore, although our product candidates all target endocrine diseases and/or endocrine-related tumors, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical proof-of-concept in healthy volunteers at the same rate as our lead product candidate, CRN00808.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We conducted our Phase 1 clinical trial of CRN00808 in Australia, and we submitted an IND to the FDA in August 2018 prior to initiating our Phase 2 clinical trials in late 2018. Our Phase 2 clinical trials will be conducted at centers in the United States as well as in certain European countries. We may conduct future Phase 1 clinical trials for our other product candidates outside the United States. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development costs.

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

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned or ongoing clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, each of our target indications is an orphan indication and, in particular, our lead product candidate, CRN00808, targets acromegaly, a condition which currently affects approximately 25,000 people in the United States. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned or ongoing clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.

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

Although we have completed our first Phase 1 clinical trial for CRN00808, we have not as an organization completed later-stage clinical trials or submitted an NDA and may be unable to do so for any of our product candidates.

We will need to successfully complete Phase 1 and Phase 2 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market CRN00808, CRN01941 or any of our other product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we are in the process of conducting our first Phase 2 clinical trials for CRN00808 and have not yet conducted any clinical trials for our other product candidates. We have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND or an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of CRN00808 or any of our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of CRN00808 or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing CRN00808 or any other product candidate.

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

We have conducted our initial clinical trials for CRN00808 outside of the United States and we may do so for our other product candidates. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our initial Phase 1 clinical trials for CRN00808 in Australia and we are conducting our Phase 2 clinical trials for CRN00808 at centers in the United States and in certain European countries. We believe that clinical data generated outside of the United States will be accepted by the FDA and its foreign equivalents outside, and therefore will enable us to commence registration clinical trials in the United States or the European Union, without the need for us to repeat our Phase 1 and Phase 2 clinical trials. If the FDA, U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, or other foreign equivalents do not accept any such data, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

We are dependent on third parties to conduct our preclinical studies and clinical trials, including our ongoing clinical trials for CRN00808, preclinical studies for CRN01941 and any future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

With respect to CRN01941, injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by Lexicon Pharmaceuticals, Inc.) is an orally administered add-on therapy. Targeted therapies everolimus (marketed by Novartis) and sunitinib malate (marketed by Pfizer) are typically only used in patients with high grade tumors which constitute only a small fraction of NETs. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor positive gastroenteropancreatic neuroendocrine tumors. Companies in Phase 3 development include Progenics Pharmaceuticals, Inc. and EUSA Pharma Inc. Other companies developing products for potential use in NETs include Apeiron Scientific, LLC, Camurus, Celgene Corporation, EpicentRx, Inc., Ipsen, Mateon Therapeutics, Inc., Merck & Co., Inc., MidaTech, Novartis, Oncoceutics, Inc. and Roche Holding AG.

With respect to CHI, maintaining glucose levels through feeding or glucose infusions is the first step in managing the disease. Diazoxide (marketed by Teva Pharmaceuticals, Inc.) is the only approved therapy indicated for hyperinsulinemia. Octreotide and lanreotide (used off-label) are administered as injections in patients who respond poorly to diazoxide. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. Companies in or entering Phase 3 are Eli Lilly and Company and Zealand Pharma A/S with glucagon analogs, and Xeris Pharmaceuticals, Inc. with glucagon Ready-To-Use (RTU). Other companies developing products for potential use in CHI include Eiger Biopharmaceuticals, Inc. and Rezolute, Inc.

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

The number of patients suffering from the rare endocrine diseases that we target, including acromegaly, NETs, CHI, and Cushing’s Disease is small, and have not been established with precision. If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

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

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned, or sales of an approved product are unsatisfactory. We also may not be able to realize the benefit of such collaborations if we are unable to successfully integrate them with our existing operations and company culture.

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

As of February 28, 2019, we had 47 full-time employees and 2 part-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We conduct certain research and development operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.

In January 2017, we formed a wholly-owned Australian subsidiary, CAPL, to conduct various preclinical and clinical activities for our product and development candidates in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop and commercialize our lead products in Australia, including conducting clinical trials.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), their immediate family members and certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential product candidates, the ACA: establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expands eligibility criteria for Medicaid programs; increases the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare Innovation at the Centers for Medicare and Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that the ACAwill have on our business. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well.  While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.  Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” It remains unclear the extent to which any such change may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We expect that the ACA, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

Although we maintain workers’ compensation insurance for certain costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

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

We currently hold $10 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to obtain the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include but are not limited to the following:

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity or patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Most of our intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Most of our intellectual property rights, including those for our lead programs, have been generated through the use of U.S. government funding provided from our SBIR Grants awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health, and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Although we have three issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices, require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Even though we have filed three trademark registration applications in the USPTO, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 86% of our outstanding common stock as of February 28, 2019. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 13,468,130 shares of our outstanding common stock, or approximately 56% of our total outstanding common stock as of February 28, 2019, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and a smaller reporting company, as defined under the rules promulgated under the Securities Act. We may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non‑voting common shares held by non‑affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non‑voting common shares held by non‑affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies and smaller reporting companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the U.S. Securities and Exchange Commission, or SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC, and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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
•

the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2018, after reducing net operating losses, or NOLs, and research and development credits for amounts not expected to be utilized, we had federal, state and foreign NOL carryforwards of approximately $8.7 million, $10.9 million and $0.1 million, respectively. The federal and state NOL carryforwards will begin to expire in 2035, unless previously utilized. The foreign NOL carryforwards do not expire. The Company also has federal and California research and development credit carryforwards totaling $1.4 million and $0.9 million, respectively. The federal research and development credit carryforwards will begin to expire in 2030, unless previously utilized. The California research credits do not expire.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters consists of a 29,499 square foot facility in San Diego, California. We use our corporate headquarters primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our lease for this facility expires in August 2025, with the option to extend the term of the lease for an additional five years, subject to certain conditions.

We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “CRNX.”

Holders of Common Stock

As of February 28, 2019, there were 50 registered holders of record of our common stock.  This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.

Recent Sales of Unregistered Securities

From January 1, 2018 through December 31, 2018, we issued and sold the equity securities described below.

1.

In February 2018, we entered into a Series B preferred stock purchase agreement, pursuant to which we sold to investors in an initial closing and a subsequent closing in February and March 2018 in private placements an aggregate of 19,641,200 shares of Series B convertible preferred stock at a purchase price of $3.233 per share, for aggregate consideration of approximately $63.5 million.

2.

From January 1, 2018 through July 20, 2018, we granted stock options to purchase an aggregate of 1,926,884 shares of our common stock at a weighted-average exercise price of $6.56 per share, to certain of our employees, consultants and directors in connection with services provided to us by such persons. As of December 31, 2018, 124,255 of these options have been exercised for aggregate consideration of $212,217, and none of the options have been cancelled.

The securities described in paragraph (1) above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All holders of securities described above represented to us in connection with their purchase or issuance that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The holders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

The stock options and the common stock issuable upon the exercise of such options as described in this section (2) above were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All of the foregoing securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer. No underwriters were involved in the foregoing sales of securities.

Use of Proceeds

On July 17, 2018, the SEC declared effective our registration statement on Form S-1 (File No. 333-225824), as amended, filed in connection with our IPO. The IPO closed on July 20, 2018 and we issued and sold 6,900,000 shares of our common stock at a price to the public of $17.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $117.3 million, before deducting underwriting discounts and commissions of approximately $8.2 million and estimated offering expenses of approximately $2.6 million. The managing underwriters of the offering were J.P. Morgan Securities LLC, Leerink Partners LLC and Piper Jaffray & Co. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no change in our prior disclosure regarding our use of proceeds from our IPO contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

Issuer Repurchases of Equity Securities

None.

Stock Performance Graph

The following graph shows a comparison from July 18, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2018 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite index (IXIC). The graph assumes an initial investment of $100 on July 18, 2018. The comparison in the graph is not intended to forecast or be indicative of the possible future performance of our common stock.

Item 6. Selected Financial Data

The following selected financial data has been derived from our audited financial statements. This data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Year ended December 31,
Amounts in thousands, except per share data:	2018	2017	2016
Statement of operations data:
Grant revenues	$2,428	$2,045	$589
Research and development expenses	$24,479	$9,233	$5,100
General and administrative expenses	$6,659	$1,939	$1,533
Total operating expenses	$31,138	$11,172	$6,633
Loss from operations	$(28,710)	$(9,127)	$(6,044)
Net loss	$(27,115)	$(9,157)	$(6,019)
Net loss per share – basic and diluted	$(2.23)	$(6.68)	$(5.96)
Weighted average shares outstanding – basic and diluted	12,142	1,371	1,011

	Year ended December 31,
Amounts in thousands:	2018	2017	2016
Balance sheet data:
Cash, equivalents and short-term investments	$163,875	$14,192	$12,152
Working capital	$158,758	$14,268	$11,475
Total assets	$171,415	$15,598	$12,599
Total liabilities	$11,190	$920	$1,063
Convertible preferred stock	$—	$29,700	$17,740
Total stockholders’ equity (deficit)	$160,225	$(15,022)	$(6,204)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following three product candidates and discovery program:

•

CRN00808, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor 2 (“sst2”) biased agonists designed for the treatment of acromegaly and is the first agent in its class with reported clinical results. In March 2018, we reported initial results from a Phase 1, double-blind, randomized, placebo-controlled, single- and multiple-ascending dose trial to evaluate the safety, pharmacokinetics and pharmacodynamics of CRN00808 in 99 healthy volunteers. CRN00808 demonstrated clinical proof-of-concept by potently suppressing stimulated GH and baseline IGF-1 in these subjects. We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in August 2018. In late 2018, we initiated two global Phase 2 clinical trials of CRN00808 in acromegaly patients, the ACROBAT EVOLVE (“EVOLVE”) and ACROBAT EDGE (“EDGE”) studies. The EVOLVE trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808, in subjects with acromegaly that respond to octreotide LAR or lanreotide depot monotherapy. The EDGE trial is an open label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808 in subjects with acromegaly that are treated with somatostatin analog based treatment regimens but do not respond completely to monotherapy. The EVOLVE and EDGE studies will be conducted at centers in the United States and in certain European countries.

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

•

We are developing a new class of oral selective nonpeptide somatostatin receptor 5 (“sst5”) agonists designed to treat congenital hyperinsulinism (“CHI”). We conducted first-in-human enabling studies with our first product candidate, CRN02481. Due to a toxicity finding which we believe was specific to CRN02481, we are advancing new molecules through preclinical activities with the goal of selecting a new product candidate for CHI.

•

We have an ongoing discovery effort to identify and advance into development the first nonpeptide product candidate to antagonize peptide adrenocorticotrophic hormone (ACTH), designed for the treatment of Cushing’s disease.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We recognize revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of preferred stock, grant revenues and our initial public offering. Through December 31, 2018, we have raised gross proceeds of approximately $210.8 million to fund our operations from the issuance of common stock in our initial public offering (“IPO”) in July 2018 as well as, prior to our IPO, through issuance of convertible preferred stock. As of December 31, 2018, we had cash, cash equivalents and short-term investments of $163.9 million.

We have incurred cumulative net losses since our inception and, as of December 31, 2018, we had an accumulated deficit of $43.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance premiums, and investor relations costs.

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

Financial operations overview

Grant revenues

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. Revenues for 2018, 2017 and 2016 were derived from Small Business Innovation Research Grants (“SBIR Grants”) awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. We do not currently expect future grant revenues to be a material source of funding.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during 2018, 2017 and 2016 related to the research and development of CRN00808. We deploy our personnel and facility related resources across all of our research and development activities.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

Grant revenues

Under the terms of the SBIR Grants awarded, we are entitled to receive reimbursement of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under the grants are recorded in the period in which the related costs are incurred for cost reimbursement grants. Revenue is recognized when earned and expenses are recognized when incurred. Any of the funding sources may request reimbursement for expenses or return of funds, or both, as a result of noncompliance by us with the terms of the grants. No reimbursement of expenses or return of funds for noncompliance has been requested or made since inception of the contract and grants.

Australian research and development tax incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian Tax Incentive. The Australian Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Australian Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. Although we do not expect our estimates to be materially different from amounts actually received, if our estimates of the amounts and timing of the receipt of the Australian Tax Incentive differ from actual amounts received, it could result in us reporting amounts that are too high or too low in any particular period.

Accrued expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-based compensation expense

Stock-based compensation expense represents the cost of the estimated grant date fair value of employee stock option awards and employee stock purchase plan rights amortized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We account for awards to nonemployees using the fair value method. Awards to nonemployees are subject to periodic revaluation over their vesting terms and was not material for all periods presented. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur.

Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables, including the expected stock price volatility, the risk-free interest rate, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded.  For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our common stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option.  The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.

Common stock valuations

We are required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations, which is the most subjective input into the Black-Scholes option pricing model. Prior to our IPO, the fair value of the common stock underlying our stock-based awards was determined on each grant date by our board of directors, taking into account input from management and independent third-party valuation analyses. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant. In the absence of a public trading market for our common stock, on each grant date we developed an estimate of the fair value of our common stock in order to determine an exercise price for the option grants. Our determinations of the fair value of our common stock were made using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (“the Practice Aid”).

Our board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of our common stock, including:

•	valuations of our common stock performed by independent third-party valuation specialists;
•	our stage of development and business strategy, including the status of research and development efforts of our product candidates, and the material risks related to our business and industry;
•	our results of operations and financial position, including our levels of available capital resources;
•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•	the lack of marketability of our common stock as a private company;
•

the prices of our convertible preferred stock sold to investors in arm’s length transactions and the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;

•	the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company, given prevailing market conditions;
•	trends and developments in our industry; and
•	external market conditions affecting the life sciences and biotechnology industry sectors.

Our valuations were prepared in accordance with the guidelines in the Practice Aid, which prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. The cost approach establishes the value of an enterprise based on the cost of reproducing or replacing the property less depreciation and functional or economic obsolescence, if present. The income approach establishes the value of an enterprise based on the present value of future cash flows that are reasonably reflective of our company’s future operations, discounting to the present value with an appropriate risk adjusted discount rate or capitalization rate. The market approach is based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics. Each valuation methodology was considered in our valuations. In determining a fair value for our common stock, we estimated the enterprise value of our business using either the market approach or back-solve method. The back-solve method assigns an implied enterprise value based on the most recent round of funding or investment and allows for the incorporation of the implied future benefits and risks of the investment decision assigned by an outside investor. In accordance with the Practice Aid, we considered the various methods for allocating the enterprise value across our classes and series of capital stock to determine the fair value of our common stock at each valuation date. Until March 2018, we concluded that the Option Pricing Method (“OPM”), was most appropriate for each of the valuations of our common stock performed by independent third-party valuation specialists. We believed the OPM was the most appropriate given the expectation of various potential liquidity outcomes and the difficulty of selecting and supporting appropriate enterprise values given our early stage of development. Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The values of the preferred and common stock are inferred by analyzing these options. In May 2018, we changed to a hybrid OPM and Probability-Weighted Expected Return Method (“PWERM”). The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. Under this hybrid method, we considered the expected IPO liquidity scenario, but also used the OPM to capture all other scenarios in the event a near-term initial public offering did not occur.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,		Dollar
	2018	2017	Change
Grant revenues	$2,428	$2,045	$383
Operating expenses:
Research and development	24,479	9,233	15,246
General and administrative	6,659	1,939	4,720
Total operating expenses	31,138	11,172	19,966
Loss from operations	(28,710)	(9,127)	(19,583)
Other income (expense), net	1,595	(30)	1,625
Net loss	$(27,115)	$(9,157)	$(17,958)

Grant revenues.     Grant revenues were $2.4 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to an increase in reimbursable research and development expenses under our SBIR Grants during 2018.

Research and development expenses.     Research and development expenses were $24.5 million and $9.2 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to increased manufacturing and development activities associated with our clinical and nonclinical activities for CRN00808 as well as our other preclinical programs, an increase in personnel related costs due to the hiring of additional development personnel, including $1.0 million of additional stock-based compensation, and increased facility costs due to the expansion of our leased facilities.

General and administrative expenses.     General and administrative expenses were $6.7 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to increased personnel costs, including $1.1 million of additional stock-based compensation costs, as well as expenses to operate as a publicly-traded company.

Other income (expense).     Net other income was $1.6 million for the year ended December 31, 2018, compared with net other expense of $30,000 for the year ended December 31, 2017. The increase was primarily due to interest income earned on higher cash and investment balances due to the funds raised from investors in 2018.  Other expense was $153,000 and $56,000 for the years ended December 31, 2018 and 2017, respectively, and is primarily comprised of losses on transactions denominated in foreign currencies.

Comparison of the years ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,		Dollar
	2017	2016	Change
Grant revenues	$2,045	$589	$1,456
Operating expenses:
Research and development	9,233	5,100	4,133
General and administrative	1,939	1,533	406
Total operating expenses	11,172	6,633	4,539
Loss from operations	(9,127)	(6,044)	(3,083)
Other income (expense), net	(30)	25	(55)
Net loss	$(9,157)	$(6,019)	$(3,138)

Grant revenues.    Grant revenues were $2.0 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to increased research and development activities related to our SBIR Grants.

Research and development expenses.    Research and development expenses were $9.2 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively. The increase of $4.1 million was primarily due to increases in the following: $1.2 million of clinical study related expenses, $1.2 million of manufacturing expenses, $1.2 million of external non-clinical expenditures, and $0.7 million of personnel related expenses. In 2017, the expenses above were offset in part by an Australian Tax Incentive of $0.5 million.

General and administrative expenses.    General and administrative expenses were$1.9 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively. The increase of $0.4 million was primarily due to increases in the following: $0.2 million of personnel related expenses, $0.1 million of professional services primarily related to patent activities and corporate legal fees, and $0.1 million of facility related expenses and other general and administrative expenses.

Other income (expense).     Other expense was $30,000 for the year ended December 31, 2017, compared with net other income of $25,000 for the year ended December 31, 2016, as a result of an increase in losses on transaction denominated in foreign currencies.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2018, we had an accumulated deficit of $43.4 million and cash, cash equivalents and short-term investments of $163.9 million.

The following table provides information regarding our cash flows for each of the years in the three-year period ended December 31, 2018 (in thousands):

	Years ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(19,459)	$(9,479)	$(5,468)
Net cash used in investing activities	(119,458)	(304)	(190)
Net cash provided by/ (used in) financing activities	170,198	11,823	(53)
Net change in cash, cash equivalents and restricted cash	$31,281	$2,040	$(5,711)

Comparison of the years ended December 31, 2018 and 2017

Operating Activities.     Net cash used in operating activities was $19.5 million and $9.5 million for the years ended December 31, 2018 and 2017, respectively. The net cash used in operating activities during the year ended December 31, 2018 was primarily due to our net loss of $27.1 million, adjusted for $2.4 million of noncash charges and a $5.3 million change in operating assets and liabilities. The increase in cash used in operations were primarily attributable to development and manufacturing activities associated with CRN0808 as well as our clinical and preclinical programs, and higher personnel costs. The noncash charges primarily related to $2.3 million of stock-based compensation charges and $0.5 million of depreciation expense. Net cash used in operating activities during the year ended December 31, 2017 was primarily due to our net loss of $9.2 million, adjusted for $0.4 million of noncash charges and a $0.7 million change in operating assets and liabilities. The noncash charges primarily related to $0.3 million of stock-based compensation charges and $0.1 million of depreciation expense.

Investing activities.     Investing activities represent activity associated with our investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net use of funds of approximately $119.5 million during 2018, compared to approximately $0.3 million used during the same period in 2017.

Financing activities.    Net cash provided by financing activities was $170.2 million for the year ended December 31, 2018, primarily due to the net proceeds of $63.3 million from the sale of Series B convertible preferred stock, the net proceeds of $106.5 million raised in our initial public offering in July and $0.5 million from the exercise of common stock options. Net cash provided by financing activities for the year ended December 31, 2017 was the result of net proceeds of $12.0 million from the sale of Series A convertible preferred stock and $0.1 million from the exercise of common stock options, offset by principal payments on an outstanding bank loan, which was repaid in full in 2017.

Comparison of the years ended December 31, 2017 and 2016

Operating Activities.     Net cash used in operating activities was $9.5 million and $5.5 million for the years ended December 31, 2017 and 2016, respectively. The net cash used in operating activities during the year ended December 31, 2017 was primarily due to our net loss of $9.2 million, adjusted for $0.4 million of noncash charges and a $0.7 million change in operating assets and liabilities. The noncash charges primarily related to $0.3 million of stock-based compensation charges and $0.1 million of depreciation expense. Net cash used in operating activities during the year ended December 31, 2016 was primarily due to our net loss of $6.0 million, adjusted for $0.4 million of noncash charges and a $0.2 million change in operating assets and liabilities. The noncash charges primarily related to $0.3 million of stock-based compensation charges and $0.1 million of depreciation expense.

Investing activities.     Net cash used in investing activities was due to property and equipment purchases in each period.

Financing activities.     Net cash provided by financing activities for the year ended December 31, 2017 was the result of net proceeds of $12.0 million from the sale of Series A convertible preferred stock and $0.1 million from the exercise of common stock options, offset by principal payments on an outstanding bank loan, which was repaid in full in 2017. Net cash used in financing activities was $0.1 million for the year ended December 31, 2016, primarily due to the principal payments on an outstanding bank loan.

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents and short-term investments, together with investment income, and future payments due under our SBIR Grants, will be sufficient to satisfy our current and projected funding requirements through 2020. We expect these funds will allow us to complete our ongoing Phase 2 clinical trials for CRN00808 and our planned Phase 1 clinical trials for CRN01941. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Operating lease obligations (1)	$7,957	$1,058	$2,296	$2,452	$2,151
Total	$7,957	$1,058	$2,296	$2,452	$2,151

(1)	Our operating lease obligations relate to our corporate headquarters in San Diego, California.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of cash, money market accounts and short-term debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Foreign Currency

We contract with vendors, CROs and investigational sites in several foreign countries, including countries in Western Europe and the Asia Pacific. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date, we have not incurred any material adverse effects from foreign currency changes on these contracts.

In January 2017, we formed a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $144,000 and $44,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the report of our independent registered accounting firm required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 8, 2019, the Compensation Committee of our board of directors approved the 2018 bonus awards for our named executive officers as follows:

•	R. Scott Struthers: $259,875
•	Marc J.S. Wilson: $120,278
•	Alan Krasner: $75,514

Bonuses for Messrs. Wilson and Krasner were pro-rated based on the number of days employed in 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.crinetics.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (i) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:
(1)	Financial Statements.

The financial statements of Crinetics Pharmaceuticals, Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the signature page and is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

CRINETICS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crinetics Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

San Diego, California

March 13, 2019

CRINETICS PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$44,973	$14,192
Short-term investments	118,902	—
Prepaid expenses and other current assets	2,808	973
Total current assets	166,683	15,165
Property and equipment, net	4,232	400
Restricted cash	500	—
Other long-term assets	—	33
Total assets	$171,415	$15,598
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,456	$403
Accrued compensation and benefits	2,279	315
Accrued expenses	4,190	179
Total current liabilities	7,925	897
Deferred rent	3,063	20
Unvested stock liability	202	3
Total liabilities	11,190	920
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par; no shares authorized, issued and outstanding at December 31, 2018; 38,350,914 shares authorized, 28,763,179 shares issued and outstanding, liquidation preference of $30,000 at December 31, 2017	—	29,700
Stockholders’ equity (deficit):
Preferred stock, $0.001 par; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2018 or 2017	—	—
Common stock, $0.001 par; 200,000,000 shares authorized, 24,187,568 shares issued and 24,060,510 shares outstanding at December 31, 2018; 50,500,000 shares authorized, 2,076,171 shares issued and 1,549,575 shares outstanding at December 31, 2017	24	1
Additional paid-in capital	203,520	1,242
Accumulated other comprehensive income	61	—
Accumulated deficit	(43,380)	(16,265)
Total stockholders’ equity (deficit)	160,225	(15,022)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$171,415	$15,598

See the accompanying notes to these consolidated financial statements.

CRINETICS PHRAMECEUTICALS

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Grant revenues	$2,428	$2,045	$589
Operating expenses:
Research and development	24,479	9,233	5,100
General and administrative	6,659	1,939	1,533
Total operating expenses	31,138	11,172	6,633
Loss from operations	(28,710)	(9,127)	(6,044)
Other income (expense):
Interest income	1,748	26	37
Interest expense	-	(8)	(11)
Other expense	(153)	(48)	(1)
Total other income (expense)	1,595	(30)	25
Net loss	(27,115)	(9,157)	(6,019)
Other comprehensive income (loss):
Unrealized gain on investments	61	—	—
Comprehensive loss	$(27,054)	$(9,157)	$(6,019)
Net loss per share:
Net loss per share - basic and diluted	$(2.23)	$(6.68)	$(5.96)
Weighted average shares - basic and diluted	12,142	1,371	1,011

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	17,258	$17,740	877	$1	$625	$—	$(1,089)	$(463)
Vesting of shares of common stock subject to repurchase	—	—	287	—	8	—	—	8
Exercise of common stock options	—	—	1	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	270	—	—	270
Net loss	—	—	—	—	—		(6,019)	(6,019)
Balance at December 31, 2016	17,258	17,740	1,165	1	903	—	(7,108)	(6,204)
Issuance of Series A convertible preferred stock, net of issuance costs of $40	11,505	11,960	—	—	—	—	—	—
Vesting of shares of common stock subject to repurchase	—	—	287	—	2	—	—	2
Exercise of common stock options	—	—	98	—	66	—	—	66
Stock-based compensation expense	—	—	—	—	271	—	—	271
Net loss	—	—	—	—	—	—	(9,157)	(9,157)
Balance at December 31, 2017	28,763	29,700	1,550	1	1,242	—	(16,265)	(15,022)
Issuance of Series B convertible preferred stock, net of issuance costs of $225	19,641	63,275	—	—	—	—	—	—
Issuance of common stock in initial public offering net of issuance costs of $10,829	—	—	6,900	7	106,465	—	—	106,472
Conversion of preferred stock into common stock	(48,404)	(92,975)	14,713	15	92,960	—	—	92,975
Vesting of shares of common stock subject to repurchase	—	—	541	1	20	—	—	21
Exercise of common stock options	—	—	337	—	231	—	—	231
Issuance of common stock under Employee Stock Purchase Plan	—	—	20	—	282	—	—	282
Stock-based compensation	—	—	—	—	2,320	—	—	2,320
Comprehensive income	—	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	(27,115)	(27,115)
Balance at December 31, 2018	-	$—	24,061	$24	$203,520	$61	$(43,380)	$160,225

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(27,115)	$(9,157)	$(6,019)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	2,320	271	270
Depreciation and amortization of property and equipment	471	128	92
Other	(433)	—	—
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(1,802)	(783)	(116)
Accounts payable and accrued expenses	7,361	47	300
Deferred rent	(261)	15	5
Net cash used in operating activities	(19,459)	(9,479)	(5,468)
Investing activities:
Purchases of investment securities	(118,399)	—	—
Purchases of property and equipment	(1,059)	(304)	(190)
Net cash used in investing activities	(119,458)	(304)	(190)
Financing activities:
Proceeds from issuance of convertible preferred stock, net	63,275	11,969	(5)
Proceeds from issuance of common stock, net	106,472	—	—
Proceeds from exercise of stock options	451	66	—
Repayments of borrowings under long-term debt	—	(212)	(48)
Net cash provided by/(used in) financing activities	170,198	11,823	(53)
Net change in cash, cash equivalents and restricted cash	31,281	2,040	(5,711)
Cash, cash equivalents and restricted cash - beginning of period	14,192	12,152	17,863
Cash, cash equivalents and restricted cash - end of period	$45,473	$14,192	$12,152
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$8	$11
Non-cash financing activity:
Purchase of shares pursuant to Employee Stock Purchase Plan	$282	$—	$—
Change in unvested stock liability	$21	$2	$8
Amounts accrued for purchases of property and equipment	$42	$—	$—
Tenant improvement allowance	$3,304	$—	$—

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS

Notes to Consolidated Financial Statements

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

On July 6, 2018, the Company effected a 1-for-3.29 reverse stock split of its common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the conversion prices of the Company’s Series A and B preferred stock to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Principles of Consolidation and Foreign Currency Transactions

The consolidated financial statements include the accounts of the Company and CAPL. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of both the Company and CAPL is the U.S. dollar. The Company’s assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), in the consolidated statements of operations and were not material for all periods presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

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

As of December 31, 2018, the Company had $163.9 million in cash, cash equivalents and short-term investments. The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $43.4 million as of December 31, 2018. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potentially collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to revenue recognition, accrued amounts receivable under the Australian research and development tax incentive program, accrued expenses and associated research and development expense, and the assumptions underlying the determination of the fair value of equity awards for purposes of determining stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the Company’s facility lease and is reported as a long-term asset in the accompanying consolidated balance sheets.

Short Term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Investments with contractual maturities beyond one year are also classified as short-term due to the Company’s ability to liquidate the investment for use in operations within the next 12 months.

Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. Amortization of premiums, accretion of discounts, interest, and dividend income are included in investment income.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Property and Equipment, Net

Property and equipment, which consist of lab equipment, and computer, software and office equipment, are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets (generally three to five years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the lesser of the remaining lease term of the related lease or the estimated useful life of the leasehold improvements.

Repairs and maintenance costs are charged to expense as incurred and expenditures that materially extend the useful lives of assets are capitalized.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses through December 31, 2018.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the Company’s facility lease. The difference between rent expense and amounts paid under the lease are recorded as deferred rent in the accompanying consolidated balance sheets. When an operating lease includes lease incentives, such as a rent abatements or leasehold improvement allowances, or requires fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, is recognized on a straight-line basis over the term of the lease.

Revenue Recognition

The Company’s grant revenues are derived from Small Business Innovation Research Grants (“SBIR Grants”) from the National Institutes of Health. The Company recognizes SBIR Grant revenue as reimbursable grant costs are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations. Earnings in excess of billings are included as a component of prepaid and other current assets.

Research and Development Expenses

Research and development expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in research and development efforts, as well as consulting expenses, third-party research and development expenses, laboratory supplies, clinical materials and overhead, including facilities and depreciation costs, offset by the Australian Research and Development Tax Incentive (“Australian Tax Incentive”) discussed below. Research and development expenses are charged to expense as incurred. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Costs incurred under contracts with contract research organizations (CROs) that conduct and manage the Company’s clinical trials are also included in research and development expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities. Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts that the Company is obligated to pay under its clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its accruals accordingly on a prospective basis. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Australian Research and Development Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Australian Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company recognized reductions to research and development expense of $1.2 million, $0.5 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive gain (loss) consists of unrealized gains on the Company’s investment securities.

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

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 is effective for the Company on January 1, 2019, and the Company will adopt the standard retrospectively at the beginning of the period of adoption through a cumulative effect adjustment. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess, under ASU 2016-02, our prior conclusions about lease identification, lease classification and initial direct costs. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components of leases of real estate as an accounting policy. The Company expects ASU 2016-02 will have a material effect on our financial statements. While it continues to assess all the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases and (2) providing new disclosures about leasing activities. On adoption, the Company currently expects to recognize additional liabilities of approximately $6.2 million, based on the present value of the remaining minimum rental payments under existing operating leases, with corresponding ROU assets of approximately $2.8 million and unamortized lease incentives of approximately $3.4 million. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU is meant to clarify the guidance in ASU No. 2016-02, Leases. This ASU does not change the core principle of the guidance in Topic 842. Instead, the amendments provide clarifying guidance in a few narrow areas. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method for entities who have not yet adopted the new leasing standard by allowing entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this ASU provides a practical expedient to lessors to not separate non-lease components from the associated lease components similar to the expedient that is afforded to lessees.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which supersedes most of the prior accounting guidance on nonemployee share-based payments, and instead aligns it with existing guidance on employee share-based payments in Topic 718, “Compensation – Stock Compensation.” As a result, nonemployee share-based payment transactions will be measured by estimating the fair value of the equity instruments that an entity is obligated to issue, and the measurement date will be consistent with the measurement date for employee share-based payment awards. Probability is to be considered on nonemployee awards with performance conditions. The classification will continue to be subject to the requirements of Topic 718, although cost recognition of nonemployee awards will remain unchanged. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2018 with early adoption permitted, but no earlier than an entity’s adoption date of Topic 606, “Revenue from Contracts with Customers – Income Tax Implications.” The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which improves the effectiveness of the disclosures required under ASC 820, “Fair Value Measurements and Disclosures” and modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. Following is a summary of the available-for-sale short-term investments held by the Company as of December 31, 2018 (in thousands):

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$42,193	$72	$(1)	$42,264
Certificates of deposit	5,408	—	—	5,408
Commercial paper	47,686	—	—	47,686
Corporate debt securities	23,554	2	(12)	23,544
Total	$118,841	$74	$(13)	$118,902

All available-for-sale investment securities held at December 31, 2018, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at December 31, 2018. The Company reviewed its investment holdings as of December 31, 2018 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

4. FAIR VALUE MEASUREMENTS

The Company holds investment securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its investment securities based upon one or more valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

Financial assets measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$22,275	$19,989	$—	$42,264
Certificates of deposit	—	5,408	—	5,408
Commercial paper	—	47,686	—	47,686
Corporate debt securities	—	23,544	—	23,544
Total assets measured at fair value	$22,275	$96,627	$—	$118,902

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the year ended December 31, 2018.

As of December 31, 2017, the Company had no financial assets measured at fair value on a recurring basis and none of the Company’s non-financial assets and liabilities were recorded at fair value on a non-recurring basis.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2018	December 31, 2017
SBIR grant receivable	$568	$231
Australian tax incentive receivable	1,016	503
Prepaid expenses and other assets	1,224	239
Total	$2,808	$973

Property and equipment consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Leasehold improvements	$3,494	$18
Laboratory equipment	915	640
Office equipment	523	19
Computers and software	41	27
Property and equipment at cost	4,973	704
Accumulated depreciation and amortization	(741)	(304)
Total	$4,232	$400

Accrued expenses consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued research and development costs	$3,634	$126
Deferred rent	381	—
Other accrued expenses	175	53
Total	$4,190	$179

6. COMMITMENTS AND CONTINGENCIES

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

Rent expense is being recognized on a straight-line basis over the term of the lease. Rent expense was $0.6 million, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future Minimum Payments. As of December 31, 2018, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2019	$1,058
2020	1,123
2021	1,173
2022	1,208
2023	1,244
Thereafter	2,151
Total	$7,957

Litigation

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

7. CONVERTIBLE PREFERRED STOCK

In February and March 2018, the Company issued an aggregate of 19,641,200 shares of its Series B convertible preferred stock for gross proceeds of $63.5 million, net of issuance costs incurred in connection with this offering of $0.2 million.

In April and December 2017, pursuant to a Series A preferred stock purchase agreement entered into in October 2015 which called for an initial closing and, upon the achievement of certain specified milestones, subsequent closings, the Company issued an aggregate of 11,505,268 shares of Series A convertible preferred stock for gross proceeds of $12.0 million, net of offering costs of $40,000.

The holders of the convertible preferred stock were entitled to certain customary preferences, such as dividend and liquidation priority in relationship to the common shareholders, and certain anti-dilution protection. The convertible preferred stock was classified outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. In connection with the Company’s initial public offering, the outstanding shares of the Company’s Series A and Series B convertible preferred stock automatically converted into 14,712,571 shares of common stock (see Note 8).

8. STOCKHOLDERS’ EQUITY

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

Shares of Common Stock Subject to Repurchase

In October 2015, in connection with the issuance of the Company’s Series A convertible preferred stock, certain of the Company’s founders entered into stock restriction agreements, whereby 1,914,893 of previously unrestricted shares of common stock became subject to repurchase by the Company upon the stockholder’s termination of employment or service to the Company. The Company’s repurchase rights lapsed as to 765,957 shares of common stock in October 2015, with the remainder scheduled to lapse at the rate of 23,936 shares monthly thereafter such that the shares of common stock would have been fully vested in October 2019. Under the terms of the stock restriction agreements, the shares of common stock were also subject to accelerated vesting upon certain events, such that all of these restricted shares became fully vested upon the closing of the Company’s Series B preferred stock financing in February 2018. The stock restriction agreements resulted in the deemed cancellation and reissuance of shares of common stock and therefore, for accounting purposes, the shares subject to repurchase were not considered to be outstanding until vested. The fair value of these shares of $1.4 million as of October 2015 was recognized as compensation expense over the vesting period.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized stock-based compensation for these awards of $0.4 million, $0.2 million and $0.2 million, respectively.

9. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. At adoption, a total of 1,991,636 shares of common stock were available for issuance under the 2018 Plan, which number includes the number of shares available for future issuance under the 2015 Plan as of the effective date of the 2018 Plan. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period.

The 2018 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the outstanding capital stock on each January 1, or (ii) such lesser amount determined by the Company. As of December 31, 2018, an aggregate of 1,855,396 shares of common stock were available for issuance under the 2018 Plan. Under the evergreen provision, on January 1, 2019, an additional 1,209,378 shares became available for issuance under the 2018 Plan.

2015 Stock Incentive Plan

In February 2015, the Company adopted the Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the issuance of equity awards to the Company’s employees, members of its board of directors and consultants. In general, options issued under this plan vest over four years and expire after 10 years. Subsequent to the adoption of the 2018 Plan, no additional equity awards can be made under the 2015 Plan.

Certain of the awards issued under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of December 31, 2018, 127,058 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The consolidated balance sheet reflects an unvested stock liability of $0.2 million as of December 31, 2018.

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

The ESPP contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the outstanding capital stock on each January 1, or (ii) such lesser amount determined by the Company. As of December 31, 2018, an aggregate of 230,461 shares of common stock were available for issuance under the ESPP. Under the evergreen provision, on January 1, 2019, an additional 241,875 shares became available for issuance under the plan.

Stock Options

A summary of the 2018 activity (and related information) under both the 2018 Plan and the 2015 Plan follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2017	838,276	$0.80
Granted	2,002,332	$7.37
Exercised	(479,287)	$0.94		$2,403
Forfeited and expired	(22,164)	$0.91
Balance at December 31, 2018	2,339,157	$6.40	9.0	$55,257
Exercisable at December 31, 2018	250,090	$4.54	8.1	$6,366

Fair Value of Stock Option Awards

The Company uses the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted to employees under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

	Year ended December 31,
Employee Stock Options	2018	2017	2016
Expected life of option	6.0 years	6.0 years	6.1 years
Volatility	70%	71%	64%
Risk free interest rate	2.8%	2.1%	1.5%
Dividend yield	—%	—%	—%

	Year ended December 31,
Employee Stock Purchase Plan	2018	2017	2016
Expected life of option	1.1 years	N/A	N/A
Volatility	66%	N/A	N/A
Risk free interest rate	2.4%	N/A	N/A
Dividend yield	—%	N/A	N/A

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows:

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

The weighted-average fair value of stock options granted to employees during the three years ended December 31, 2018, 2017 and 2016 was $4.66, $0.85 and $0.43 per share, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented (in thousands):

	Year ended December 31,
	2018	2017	2016
Included in research and development	$1,100	$122	$108
Included in general and administrative	1,220	149	162
Total stock-based compensation expense	$2,320	$271	$270

Unrecognized stock-based compensation cost related to employee option awards was $7.9 million as of December 31, 2018, which is expected to be recognized over a remaining weighted-average period of approximately 3.4 years. Unrecognized stock-based compensation cost related to the ESPP was $0.6 million as of December 31, 2018, which is expected to be recognized over a remaining period of approximately 1.4 years.

10. INCOME TAXES

The Company is subject to taxation in the United States, California and Australia; however, as it has operated at a loss since inception, it has not paid income taxes in any of the jurisdictions in which it has operated. At December 31, 2018, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $8.7 million, $10.9 million and $0.1 million, respectively. The federal loss carryforwards generated in 2018 will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2035, unless previously utilized. State loss carryforwards begin expiring in 2035, unless previously utilized, while the Company’s foreign loss carryforwards do not expire. The Company also has federal and California research and development (“R&D”) credit carryforwards totaling $1.4 million and $0.9 million, respectively. The federal credits begin to expire in 2030 unless previously utilized, while the state credits do not expire.

Future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred or that could occur in the future pursuant to Internal Revenue Code Sections 382 and 383. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by the tax code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of NOL and R&D credit carryforwards.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. The 2017 Act included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Act also provided for a one-time transition tax on certain foreign earnings, the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, global intangible low taxed income, foreign derived intangible income deduction, additional limitations on executive compensation and limitations on the deductibility of interest. The Company recognized the income tax effects of the 2017 Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provided SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Act was signed into law. As such, the Company’s financial results reflected the income tax effects of the 2017 Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Act which were not complete. As of December 31, 2018, the accounting for the income tax effects of the 2017 Act is complete. The effects of the 2017 Act did not have a significant impact in 2018 and are included as part of the overall 2018 provision calculation. As a result of the new law, the Company remeasured its deferred tax assets as of December 31, 2017 based on the rates at which they are expected to reverse in the future, resulting in a reduction of deferred tax assets of $1.6 million (which was offset by a corresponding reduction in the valuation allowance).

The Company is subject to audit by various tax authorities, although no such audits are underway. The Company’s federal income tax returns from 2015 forward, state income tax returns from 2014 forward, and its Australian tax returns beginning in 2017 are subject to examination by tax authorities; however, the Company’s tax attribute carryforwards such as NOLs and R&D credits generated in closed years are also subject to examination and remeasurement.

The Company recognizes interest and penalties related to income tax matters in income tax expense. No such costs were recorded during the three years ended December 31, 2018.

Deferred tax assets and liabilities

The Company’s net deferred tax assets are comprised of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Capitalized research expenses	$6,355	$2,127
Net operating loss carryforwards	2,664	1,863
Research and development and other tax credits	1,788	829
Accrued expenses	2,479	38
Fixed assets	(866)	(22)
Other, net	157	23
Total deferred tax assets, net	12,577	4,858
Less: valuation allowance	(12,577)	(4,858)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of evidence, including a history of operating losses, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, a valuation allowance has been established by the Company to fully offset these net deferred tax assets.

Income tax benefit

Domestic and foreign pre-tax loss were as follows for the three years in the period ended December 31, 2018 (in thousands):

	Year ended December 31,
	2018	2017	2016
Loss before income taxes - Domestic	$(25,876)	$(8,141)	$(6,019)
Loss before income taxes - Foreign	(1,239)	(1,016)	—
Loss before income taxes - Consolidated	$(27,115)	$(9,157)	$(6,019)

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations for the three years in the period ended December 31, 2018 is summarized as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Expected income tax benefit at federal statutory rate	$(5,694)	$(3,113)	$(2,046)
State income tax benefit, net of federal benefit	(1,758)	(474)	(327)
Tax effect of
Change in valuation allowance	7,724	2,112	2,511
Research and development credit	(1,129)	(525)	(342)
Federal rate change	(52)	1,602	—
Australian tax incentive	362	176	—
Other	547	222	204
Total	$—	$—	$—

Changes to the Company’s unrecognized tax benefits are summarized in the following table (in thousands):

	Year ended December 31,
	2018	2017	2016
Beginning balance	$159	$68	$—
Increase (decrease) for prior year tax positions	—	—	—
Increase (decrease) for current year tax positions	185	91	68
Ending balance	$344	$159	$68

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would not have any effect on the Company’s effective tax rate. The Company does not foresee any material changes to its unrecognized tax benefits within the next twelve months.

11. NET LOSS PER SHARE

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Convertible preferred stock outstanding	—	8,743	5,246
Common stock options	2,339	838	856
Unvested common stock subject to repurchase	127	527	814
Total	2,466	10,108	6,916

12. QUARTERLY DATA (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Grant revenues	$442	$657	$548	$781
Research and development expenses	$4,720	$5,222	$6,886	$7,651
General and administrative expenses	$1,248	$1,118	$1,732	$2,561
Total operating expenses	$5,968	$6,340	$8,618	$10,212
Net loss	$(5,464)	$(5,568)	$(7,588)	$(8,495)
Net loss per share – basic and diluted	$(2.92)	$(2.41)	$(0.38)	$(0.35)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Grant revenues	$45	$832	$640	$528
Research and development expenses	$2,065	$2,083	$2,523	$2,562
General and administrative expenses	$589	$392	$491	$467
Total operating expenses	$2,654	$2,475	$3,014	$3,029
Net loss	$(2,606)	$(1,648)	$(2,382)	$(2,521)
Net loss per share – basic and diluted	$(2.18)	$(1.22)	$(1.67)	$(1.68)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	8-K	7/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	7/20/2018	3.2
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	7/9/2018	4.1
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, by and among the Registrant and certain of its stockholders	S-1	6/22/2018	4.2
10.1#	Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1/A	7/9/2018	10.1
10.2#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1	6/22/2018	10.2
10.3#	Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/9/2018	10.3
10.4#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/9/2018	10.4
10.5#	Crinetics Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan and offering document thereunder	S-1/A	7/9/2018	10.5
10.6#	Amended and Restated Employment Agreement, effective as of May 25, 2018, by and between R. Scott Struthers and the Registrant	S-1	6/22/2018	10.6
10.7#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Marc J.S. Wilson and the Registrant	S-1	6/22/2018	10.7
10.8#	Employment Agreement, effective as of June 15, 2018, by and between Alan Krasner, M.D. and the Registrant	S-1/A	7/9/2018	10.8
10.9#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/9/2018	10.9
10.10#	Lease Agreement, dated as of February 21, 2018, by and between 6262 Lusk Investors LLC and the Registrant, as amended	S-1	6/22/2018	10.9
10.11#	Non-Employee Director Compensation Program	S-1/A	7/9/2018	10.11
21.1	List of Subsidiaries of the Registrant	S-1	6/22/2018	21.1
23.1	Consent of BDO USA, LLP, independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 13, 2019	By:	/s/ R. Scott Struthers
R. Scott Struthers, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Scott Struthers	President, Chief Executive Officer and Director	March 13, 2019
R. Scott Struthers, Ph.D.	(principal executive officer)

/s/ Marc J.S. Wilson	Chief Financial Officer	March 13, 2019
Marc J.S. Wilson	(principal financial and accounting officer)

/s/ Wendell Wierenga, Ph.D.	Chairman of the Board of Directors	March 13, 2019
Wendell Wierenga, Ph.D.

/s/ Mason Freeman, M.D.	Director	March 13, 2019
Mason Freeman, M.D.

/s/ Matthew K. Fust	Director	March 13, 2019
Matthew K. Fust

/s/ Stephen Kaldor, Ph.D.	Director	March 13, 2019
Stephen Kaldor, Ph.D.

/s/ Weston Nichols, Ph.D.	Director	March 13, 2019
Weston Nichols, Ph.D.

/s/ Jack B. Nielsen, M.Sc.	Director	March 13, 2019
Jack B. Nielsen, M.Sc.