Form 10-Q
period 2019-03-31
Crinetics Pharmaceuticals, Inc.
filed 2019-05-13
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                       Accelerated filer ☐

Non-accelerated filer ☑                                                                                               Smaller reporting company ☑

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CRNX	Nasdaq Global Select Market

As of April 30, 2019, the registrant had 24,138,177 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,833	$44,973
Short-term investments	94,379	118,902
Prepaid expenses and other current assets	1,903	2,808
Total current assets	159,115	166,683
Property and equipment, net	4,465	4,232
Operating lease right-of-use asset	2,683	—
Restricted cash	500	500
Total assets	$166,763	$171,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,003	$1,456
Accrued expenses and other current liabilities	5,304	4,190
Accrued compensation and benefits	1,511	2,279
Total current liabilities	8,818	7,925
Long-term operating lease liability	5,401	—
Deferred rent	—	3,063
Unvested stock liability	150	202
Total liabilities	14,369	11,190
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par, 10,000 shares authorized; no shares issued or outstanding at March 31, 2019 or at December 31, 2018	—	—
Common stock and paid-in capital, $0.001 par, 200,000 shares authorized; 24,209 and 24,115 shares issued and outstanding at March 31, 2019; 24,188 and 24,061 shares issued and outstanding at December 31, 2018	204,645	203,544
Accumulated other comprehensive income	145	61
Accumulated deficit	(52,396)	(43,380)
Total stockholders’ equity	152,394	160,225
Total liabilities and stockholders’ equity	$166,763	$171,415

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018
Grant revenues	$367	$442
Operating expenses:
Research and development	7,255	4,720
General and administrative	3,156	1,248
Total operating expenses	10,411	5,968
Loss from operations	(10,044)	(5,526)
Other income (expense):
Interest income	1,010	64
Other income (expense)	18	(2)
Total other income (expense), net	1,028	62
Net loss	(9,016)	(5,464)
Other comprehensive income (loss):
Unrealized gain on investments	84	—
Comprehensive loss	$(8,932)	$(5,464)
Net loss per share:
Net loss per share – basic and diluted	$(0.37)	$(2.92)
Weighted-average shares outstanding – basic and diluted	24,095	1,870

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2018	28,763	$29,700	1,550	$1,243	$—	$(16,265)	$(15,022)
Issuance of Series B convertible preferred stock, net	19,641	63,275	—	—	—	—	—
Vesting of founders shares and shares of common stock subject to repurchase	—	—	526	3	—	—	3
Exercise of common stock options	—	—	115	81	—	—	81
Stock-based compensation expense	—	—	—	426	—	—	426
Net loss	—	—	—	—		(5,464)	(5,464)
Balance at March 31, 2018	48,404	$92,975	2,191	$1,753	$—	$(21,729)	$(19,976)

Balance at January 1, 2019	—	$—	24,061	$203,544	$61	$(43,380)	$160,225
Vesting of shares of common stock subject to repurchase	—	—	33	53	—	—	53
Exercise of common stock options	—	—	21	20	—	—	20
Stock-based compensation	—	—	—	1,028	—	—	1,028
Comprehensive income	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	(9,016)	(9,016)
Balance at March 31, 2019	—	$—	24,115	$204,645	$145	$(52,396)	$152,394

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,016)	$(5,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,028	426
Depreciation and amortization	200	48
Amortization of operating lease right-of-use asset	53	—
Accretion of short-term investments	(400)	—
Other	3	2
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	905	(290)
Accounts payable and accrued expenses	583	1,871
Operating lease liability	(115)	—
Net cash used in operating activities	(6,759)	(3,407)
Cash flows from investing activities:
Purchases of investment securities	(31,563)	—
Maturities of investment securities	56,570	—
Purchases of property and equipment	(408)	(57)
Net cash provided by (used in) investing activities	24,599	(57)
Financing activities:
Proceeds from issuance of convertible preferred stock, net	—	63,393
Proceeds from exercise of stock options	20	253
Payment of initial public offering costs	—	(134)
Net cash provided by financing activities	20	63,512
Net change in cash, cash equivalents and restricted cash	17,860	60,048
Cash, cash equivalents and restricted cash at beginning of period	45,473	14,192
Cash, cash equivalents and restricted cash at end of period	$63,333	$74,240
Noncash investing and financing activities:
Change in unvested stock liability	$53	$(3)
Amounts accrued for purchases of property and equipment	$27	$67
Change in accrued preferred stock issuance and initial public offering costs	$—	$301

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, and the related disclosures are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2019 and the results of its operations and cash flows for the three months ended March 31, 2019 and 2018 in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of March 31, 2019, the Company had $157.2 million in unrestricted cash, cash equivalents and short-term investments. The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $52.4 million as of March 31, 2019. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, accrued amounts receivable under the Australian research and development tax incentive program, accrued expenses and associated research and development expense, the assumptions underlying the determination of the estimated incremental borrowing rate for the determination of the operating lease right-of-use asset, and the assumptions underlying the determination of the fair value of equity awards for purposes of determining stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Short-term Investments

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

Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. Amortization of premiums, accretion of discounts, interest, and dividend income are included in interest income.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease assets, accrued expenses and other current liabilities and noncurrent operating lease liabilities in the condensed consolidated balance sheets based on the present value of the minimum lease payments called for under the arrangement. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Grant Revenue Recognition

The Company’s grant revenues are derived from Small Business Innovation Research (“SBIR”) grants from the National Institutes of Health. The Company recognizes SBIR grant revenue as reimbursable grant costs are incurred. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying condensed consolidated statements of operations. Earnings in excess of billings are included as a component of prepaid expenses and other current assets.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in R&D efforts, as well as consulting expenses, third-party R&D expenses, laboratory supplies, clinical materials and overhead, including facilities and depreciation costs, offset by the Australian Tax Incentive discussed below. R&D expenses are charged to expense as incurred. Payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received.

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

Australian Research and Development Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the Australian Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company recognized a reduction to R&D expense of $47,000 and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of awards over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock awards for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved. The Company estimates the fair value of all stock option grants using the Black-Scholes option pricing model and recognizes forfeitures as they occur.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive gain (loss) consists of unrealized gains or losses on the Company’s investment securities.

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

Recently Adopted Accounting Pronouncements

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective transition method. Under this transition method, the Company recognized and measured leases that existed at the adoption date in the condensed consolidated balance sheet as of January 1, 2019.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, discounted at the rate implicit in the lease. If the rate implicit in the lease cannot be determined, Topic 842 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The operating lease ROU asset is also adjusted for any prepaid or accrued lease payments and any lease incentives received. Operating lease terms may include options to extend or terminate the lease when it is reasonably certain that these options will be exercised. Further, the Company has elected to recognize short-term lease payments on a straight-line basis over the associated lease term and variable lease payments in the period in which the obligation for those payments is incurred. Short-term and variable lease payments were not material in the first quarter of 2019.

In connection with the adoption of ASU 2016-02, the Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The Company also made accounting policy elections not to apply the recognition requirements under ASU 2016-02 to any short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all of the Company’s leases.

Adoption of ASU 2016-02 resulted in recognition of a ROU asset of $2.8 million and an operating lease liability of $6.2 million, related to the lease of office and laboratory space; and the derecognition of deferred rent of $3.4 million for certain lease incentives received previously. The comparative prior period information continues to be reported under the accounting standards in effect during those periods.

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 was adopted by the Company on January 1, 2019 using the modified retrospective transition method with no impact on the condensed consolidated financial statements. As a result of adopting ASU 2018-07, the estimated fair value of stock awards issued to non-employees are determined at issuance and are no longer subject to revaluation over their vesting terms.

Recent Accounting Pronouncements

ASU 2018-13

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. Following is a summary of the available-for-sale short-term investments held by the Company as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$35,726	$101	$—	$35,827
Certificates of deposit	5,904	39	—	5,943
Commercial paper	30,581	—	—	30,581
Corporate debt securities	22,023	7	(2)	22,028
Total	$94,234	$147	$(2)	$94,379

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$42,193	$72	$(1)	$42,264
Certificates of deposit	5,408	—	—	5,408
Commercial paper	47,686	—	—	47,686
Corporate debt securities	23,554	2	(12)	23,544
Total	$118,841	$74	$(13)	$118,902

All available-for-sale investment securities held at March 31, 2019 and December 31, 2018, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at March 31, 2019 or December 31, 2018. The Company reviewed its investment holdings as of March 31, 2019 and determined that its unrealized losses were not considered to be other-than-temporarily impaired based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$25,789	$10,038	$—	$35,827
Certificates of deposit	—	5,943	—	5,943
Commercial paper	—	30,581	—	30,581
Corporate debt securities	—	22,028	—	22,028
Total assets measured at fair value	$25,789	$68,590	$—	$94,379

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$22,275	$19,989	$—	$42,264
Certificates of deposit	—	5,408	—	5,408
Commercial paper	—	47,686	—	47,686
Corporate debt securities	—	23,544	—	23,544
Total assets measured at fair value	$22,275	$96,627	$—	$118,902

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2019.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
SBIR grant receivable	$415	$568
Interest receivable	381	340
Australian tax incentive receivable	44	1,016
Prepaid expenses and other assets	1,063	884
Total	$1,903	$2,808

Property and equipment consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$3,494	$3,494
Lab equipment	1,345	915
Office equipment	523	523
Computers and software	41	41
Property and equipment at cost	5,403	4,973
Accumulated depreciation and amortization	(938)	(741)
Total	$4,465	$4,232

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued research and development costs	$4,140	$3,634
Short-term operating lease liability	665	—
Other accrued expenses	499	556
Total	$5,304	$4,190

6. LEASES

2018 Operating Lease. In February 2018, as amended in March 2018, the Company entered into a non-cancelable operating lease for a new facility in San Diego, California. The lease has an initial term of seven years which expires in August 2025, and the Company has an option to extend the term of the lease for an additional five years and has a termination option subject to early termination fees. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense is being recognized on a straight-line basis over the term of the lease. The Company’s incremental borrowing rate of 8.0% was used in its present value calculation as the facility lease does not have a stated implicit rate.

Rent expense was $0.2 million and $44,000 for the three months ended March 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.1 million for the three months ended March 31, 2019.

Under the terms of the lease, the Company provided the lessor with an irrevocable letter of credit in the amount of $0.5 million. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

Future Minimum Payments. As of March 31, 2019, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2019 (9 months)	$828
2020	1,123
2021	1,173
2022	1,208
2023	1,244
Thereafter	2,151
Total future minimum lease payments	7,727
Less imputed interest	1,661
Total operating lease liabilities	6,066
Less current operating lease liabilities	665
Long-term operating lease liabilities	$5,401

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

8. CONVERTIBLE PREFERRED STOCK

As of January 1, 2018, the Company had 28,763,179 shares of Series A convertible preferred stock outstanding. In February and March 2018, the Company issued an aggregate of 19,641,200 shares of its Series B convertible preferred stock for total proceeds of $63.5 million, net of issuance costs of $0.2 million. The holders of the Company’s Series A and B convertible preferred stock were entitled to certain customary preferences, such as dividend and liquidation priority in relationship to the common shareholders, and certain anti-dilution protection. The convertible preferred stock was classified outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company.

In connection with the Company’s initial public offering in July 2018, all of these shares of convertible preferred stock automatically converted into 14,712,571 shares of common stock.

9. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan, will generally expire ten years from the date of grant and vest over a four-year period. As of March 31, 2019, 2,463,924 shares were available for future issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of March 31, 2019, 93,386 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $0.2 million as of March 31, 2019.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2019, an aggregate of 472,336 shares of common stock were available for issuance under the ESPP.

The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on December 31of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company.

Stock Options

Stock option activity during the three months ended March 31, 2019 under both of the 2015 Plan and the 2018 Plan is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2018	2,339,157	$6.40
Granted	600,850	$25.18
Exercised	(21,215)	$0.96		$506
Balance at March 31, 2019	2,918,792	$10.30	9.0	$38,226
Exercisable at March 31, 2019	682,503	$3.14	8.3	$13,390

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted to employees under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

Stock Option Plans	2019	2018
Expected life of option	6.0 years	6.0 years
Volatility	78%	70%
Risk free interest rate	2.4%	2.7%
Dividend yield	—%	—%

Employee Stock Purchase Plan	2019	2018
Expected life of option	1.1 years	N/A
Volatility	66%	N/A
Risk free interest rate	2.4%	N/A
Dividend yield	—%	N/A

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected term - the expected term represents the period that options are expected to be outstanding and has been estimated using the simplified method, which is an average of the contractual option term and its vesting period; (ii) Expected volatility - the expected volatility assumption is based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid cash dividends and has no present intention to do so in the near future.

The weighted-average fair value of stock options granted to employees during the first quarter of 2019 and 2018 was $17.31 and $1.17 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Included in research and development	$539	$161
Included in general and administrative	489	265
Total	$1,028	$426

Unrecognized stock-based compensation cost related to employee awards was $19.3 million as of March 31, 2019, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

Unrecognized stock-based compensation cost related to the ESPP was $0.5 million as of March 31, 2019, which is expected to be recognized over a remaining period of approximately 1.2 years.

10. NET LOSS PER SHARE

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three months ended March 31,
	2019	2018
Convertible preferred stock outstanding	—	14,713
Common stock options	2,919	1,458
Unvested common stock subject to repurchase	93	104
	3,012	16,275

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following two product candidates and preclinical programs:

•

CRN00808, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor 2 (“sst2”) biased agonists designed for the treatment of acromegaly. We have initiated two global Phase 2 clinical trials of CRN00808 in acromegaly patients, the ACROBAT EVOLVE (“EVOLVE”) and ACROBAT EDGE (“EDGE”) studies. The EVOLVE trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808, in subjects with acromegaly that respond to octreotide LAR or lanreotide depot monotherapy. The EDGE trial is an open label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808 in subjects with acromegaly that are treated with somatostatin analog based treatment regimens but do not respond completely to monotherapy. The EVOLVE and EDGE studies are being conducted at centers in the United States and in certain European countries. In March 2019, we dosed the first patients in the EVOLVE and EDGE studies.

•

CRN01941 is an oral nonpeptide sst2 biased agonist designed for the treatment of neuroendocrine tumors, that originate from neuroendocrine cells commonly found in the gut, lung or pancreas. We expect to initiate a Phase 1 human proof-of-concept clinical trial in the first half of 2019 and expect results from this trial in late 2019/early 2020.

•	We are developing a new class of oral selective nonpeptide somatostatin receptor 5 (“sst5”) agonists designed to treat congenital hyperinsulinism (“CHI”).
•	We are developing the first nonpeptide product candidate to antagonize peptide adrenocorticotrophic hormone (ACTH), designed for the treatment of Cushing’s disease.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We recognize revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of preferred stock, grant revenues and our initial public offering. Through March 31, 2019, we have raised gross proceeds of approximately $210.8 million to fund our operations from the issuance of common stock in our initial public offering (“IPO”) in July 2018 as well as, prior to our IPO, through issuance of convertible preferred stock. As of March 31, 2019, we had unrestricted cash, cash equivalents and short-term investments of $157.2 million.

We have incurred cumulative net losses since our inception and, as of March 31, 2019, we had an accumulated deficit of $52.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance premiums, and investor relations costs.

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

Financial operations overview

Grant revenues

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. Revenues for 2019 and 2018 were derived from Small Business Innovation Research Grants (“SBIR Grants”) awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. We do not currently expect future grant revenues to be a material source of funding.

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

•	costs related to manufacturing our product candidates for clinical trials and preclinical studies, including fees paid to third-party manufacturers;
•	costs related to compliance with regulatory requirements;
•	laboratory supplies; and
•	facilities, depreciation and other allocated expenses for rent, facilities maintenance, insurance, equipment and other supplies.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during 2019 and 2018 related to the research and development of CRN00808. We deploy our personnel and facility related resources across all of our research and development activities.

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

General and administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs and commercial planning expenses. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have not been any material changes to the critical accounting policies discussed therein during the quarter ended March 31, 2019 other than related to leases due to adoption of Topic 842 (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		Dollar
	2019	2018	Change

Grant revenues	$367	$442	$(75)
Operating expenses:
Research and development	7,255	4,720	2,535
General and administrative	3,156	1,248	1,908
Total operating expenses	10,411	5,968	4,443
Loss from operations	(10,044)	(5,526)	(4,518)
Other income (expense), net	1,028	62	966
Net loss	$(9,016)	$(5,464)	$(3,552)

Grant revenues.     Grant revenues were $0.4 million for each of the three months ended March 31, 2019 and 2018 and relate to reimbursable expenses under our SBIR Grants.

Research and development expenses.     Research and development expenses were $7.3 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to increased manufacturing and development activities associated with our clinical and nonclinical activities for CRN00808 of $0.5 million as well as our other preclinical programs. Additionally, first quarter 2019 results reflect an increase in personnel related costs due to the hiring of additional development personnel of $1.0 million, including $0.4 million of additional stock-based compensation, and increased facility costs due to the expansion of our leased facilities.

General and administrative expenses.     General and administrative expenses were $3.2 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to an increase in spending on pre-commercialization activities and corporate legal services of $0.9 million, and an increase in personnel related costs of $0.5 million, including $0.2 million of additional stock-based compensation costs, as well as expenses to operate as a publicly-traded company.

Other income (expense).     Other income (expense), net was $1.0 million and $62,000 for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to interest income earned on higher cash and investment balances due to the funds raised from investors in 2018.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2019, we had an accumulated deficit of $52.4 million. As of March 31, 2019, we had unrestricted cash, cash equivalents and short-term investments of $157.2 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(6,759)	$(3,407)
Net cash provided by (used in) investing activities	24,599	(57)
Net cash provided by financing activities	20	63,512
Net change in cash, cash equivalents and restricted cash	$17,860	$60,048

Operating Activities.     Net cash used in operating activities was $6.8 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with CRN00808 as well as our clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the three months ended March 31, 2019 was primarily due to our net loss of $9.0 million, adjusted for $0.9 million of noncash charges, primarily for stock-based compensation and depreciation, and a $1.4 million change in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2018 was primarily due to our net loss of $5.5 million, adjusted for $0.5 million of noncash charges, primarily for stock-based compensation and depreciation expense, and a $1.6 million change in operating assets and liabilities.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $24.6 million during the first quarter of 2019, compared to approximately $57,000 used during the same period in 2018.

Financing activities.    Net cash provided by financing activities was $20,000 and $63.5 million for the three months ended March 31, 2019 and 2018, respectively. The net cash provided by financing activities during 2019 was the result of the exercise of stock options. The net cash provided by financing activities during 2018 was primarily due to the net proceeds of $63.3 million from the sale of Series B convertible preferred stock, and $0.3 million from the exercise of common stock options, partially offset by vendor payments associated with the Company’s initial public offering.

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

In January 2017, we formed a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $17,000 and $12,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the periods presented.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

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

There have been no material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

As of March 31, 2019, we have not used any of the proceeds from our initial public offering. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

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

Crinetics Pharmaceuticals, Inc.

Date: May 13, 2019	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal Financial Officer)