Form 10-Q
period 2019-06-30
Crinetics Pharmaceuticals, Inc.
filed 2019-08-13
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 24,199,972 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2019

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:	3
	Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 and 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	28

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,716	$44,973
Investment securities	85,258	118,902
Prepaid expenses and other current assets	2,784	2,808
Total current assets	147,758	166,683
Property and equipment, net	4,264	4,232
Operating lease right-of-use asset	2,627	—
Restricted cash	500	500
Total assets	$155,149	$171,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,705	$1,456
Accrued expenses and other current liabilities	3,243	4,190
Accrued compensation and benefits	1,802	2,279
Total current liabilities	7,750	7,925
Non-current operating lease liability	5,226	—
Deferred rent	—	3,063
Unvested stock liability	72	202
Total liabilities	13,048	11,190
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par, 10,000 shares authorized; no shares issued or outstanding at June 30, 2019 or at December 31, 2018	—	—
Common stock and paid-in capital, $0.001 par, 200,000 shares authorized; 24,245 and 24,195 shares issued and outstanding at June 30, 2019; 24,188 and 24,061 shares issued and outstanding at December 31, 2018	206,690	203,544
Accumulated other comprehensive income	234	61
Accumulated deficit	(64,823)	(43,380)
Total stockholders’ equity	142,101	160,225
Total liabilities and stockholders’ equity	$155,149	$171,415

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Grant revenues	$—	$657	$367	$1,099
Operating expenses:
Research and development	10,285	5,222	17,540	9,942
General and administrative	3,060	1,118	6,216	2,366
Total operating expenses	13,345	6,340	23,756	12,308
Loss from operations	(13,345)	(5,683)	(23,389)	(11,209)
Other income (expense):
Interest income	960	151	1,970	215
Other income (expense)	(42)	(36)	(24)	(38)
Total other income (expense), net	918	115	1,946	177
Net loss	(12,427)	(5,568)	(21,443)	(11,032)
Other comprehensive income (loss):
Unrealized gain on investment securities	89	—	173	—
Comprehensive loss	$(12,338)	$(5,568)	$(21,270)	$(11,032)
Net loss per share:
Net loss per share – basic and diluted	$(0.51)	$(2.41)	$(0.89)	$(5.28)
Weighted-average shares outstanding – basic and diluted	24,161	2,307	24,128	2,089

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Income	Deficit	Equity (Deficit)
Balance at April 1, 2018	48,404	$92,975	2,191	$1,753	$—	$(21,729)	$(19,976)
Vesting of stock subject to repurchase	—	—	3	5	—	—	5
Exercise of stock options	—	—	150	91	—	—	91
Stock-based compensation	—	—	—	271	—	—	271
Net loss	—	—	—	—		(5,568)	(5,568)
Balance at June 30, 2018	48,404	$92,975	2,344	$2,120	$—	$(27,297)	$(25,177)

Balance at January 1, 2018	28,763	$29,700	1,550	$1,243	$—	$(16,265)	$(15,022)
Issuance of Series B convertible preferred stock	19,641	63,275	—	—	—	—	—
Vesting of founders shares and stock subject to repurchase	—	—	529	8	—	—	8
Exercise of stock options	—	—	265	171	—	—	171
Stock-based compensation	—	—	—	698	—	—	698
Net loss	—	—	—	—		(11,032)	(11,032)
Balance at June 30, 2018	48,404	$92,975	2,344	$2,120	$—	$(27,297)	$(25,177)

Balance at April 1, 2019	—	$—	24,115	$204,645	$145	$(52,396)	$152,394
Vesting of stock subject to repurchase	—	—	13	18	—	—	18
Exercise of stock options	—	—	42	67	—	—	67
Issuance of stock under Stock Purchase Plan	—	—	25	379	—	—	379
Stock-based compensation	—	—	—	1,581	—	—	1,581
Comprehensive income	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	(12,427)	(12,427)
Balance at June 30, 2019	—	$—	24,195	$206,690	$234	$(64,823)	$142,101

Balance at January 1, 2019	—	$—	24,061	$203,544	$61	$(43,380)	$160,225
Vesting of shares of stock subject to repurchase	—	—	46	71	—	—	71
Exercise of stock options	—	—	63	87	—	—	87
Issuance of stock under Stock Purchase Plan	—	—	25	379	—	—	379
Stock-based compensation	—	—	—	2,609	—	—	2,609
Comprehensive income	—	—	—	—	173	—	173
Net loss	—	—	—	—	—	(21,443)	(21,443)
Balance at June 30, 2019	—	$—	24,195	$206,690	$234	$(64,823)	$142,101

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,443)	$(11,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,609	698
Depreciation and amortization	430	124
Noncash lease expense	109	—
Accretion of investment securities and purchase discounts, net of amortization of purchase premiums	(689)	—
Other	2	76
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	24	(1,275)
Accounts payable and accrued expenses	(92)	3,652
Operating lease liability	(277)	—
Net cash used in operating activities	(19,327)	(7,757)
Cash flows from investing activities:
Purchases of investment securities	(52,664)	—
Maturities of investment securities	87,170	—
Purchases of property and equipment	(464)	(526)
Net cash provided by (used in) investing activities	34,042	(526)
Financing activities:
Proceeds from issuance of convertible preferred stock, net	—	63,266
Proceeds from exercise of stock options	87	393
Repurchase of unvested shares	(59)	—
Payment of initial public offering costs	—	(660)
Net cash provided by financing activities	28	62,999
Net change in cash, cash equivalents and restricted cash	14,743	54,716
Cash, cash equivalents and restricted cash at beginning of period	45,473	14,192
Cash, cash equivalents and restricted cash at end of period	$60,216	$68,908
Noncash investing and financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$379	$—
Change in unvested stock liability	$(71)	$(7)
Amounts accrued for purchases of property and equipment	$—	$52
Tenant improvement allowance	$—	$954
Accrued but unpaid preferred stock issuance and initial public offering costs	$—	$1,046

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Crinetics Pharmaceuticals, Inc. (the “Company”) is a clinical stage pharmaceutical company incorporated in Delaware on November 18, 2008 and based in San Diego, California. The Company is focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. In January 2017, the Company established a wholly owned Australian subsidiary, Crinetics Australia Pty Ltd (“CAPL”), in order to conduct various preclinical and clinical activities for its development candidates.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, and the related disclosures are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and the results of its operations and cash flows for the six months ended June 30, 2019 and 2018 in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of June 30, 2019, the Company had $145.0 million in unrestricted cash, cash equivalents and investment securities. The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $64.8 million as of June 30, 2019. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

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

Investment Securities

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

Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. Unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned and includes the amortization of purchase premiums and accretion of purchase discounts.

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

Costs incurred under contracts with contract research organizations (“CROs”) that conduct and manage the Company’s clinical trials are also included in research and development expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities. Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts that the Company is obligated to pay under its clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its accruals accordingly on a prospective basis. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Australian Research and Development Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the Australian Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company recognized a reduction to R&D expense of $0.2 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and a reduction to R&D expense of $0.3 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss for all periods presented and the unrealized gain on investment securities held as of June 30, 2019.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, discounted at the rate implicit in the lease. If the rate implicit in the lease cannot be determined, Topic 842 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The operating lease ROU asset is also adjusted for any prepaid or accrued lease payments and any lease incentives received. Operating lease terms may include options to extend or terminate the lease when it is reasonably certain that these options will be exercised. Further, the Company has elected to recognize short-term lease payments on a straight-line basis over the associated lease term and variable lease payments in the period in which the obligation for those payments is incurred. Short-term and variable lease payments were not material in the first half of 2019.

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

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 was adopted by the Company on January 1, 2019 using the modified retrospective transition method with no impact on the condensed consolidated financial statements. As a result of adopting ASU 2018-07, the estimated fair values of stock awards issued to non-employees are determined at issuance and are no longer subject to revaluation over their vesting terms.

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$41,410	$163	$—	$41,573
Certificates of deposit	5,909	52	—	5,961
Commercial paper	24,603	—	—	24,603
Corporate debt securities	13,102	19	—	13,121
Total	$85,024	$234	$—	$85,258

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$42,193	$72	$(1)	$42,264
Certificates of deposit	5,408	—	—	5,408
Commercial paper	47,686	—	—	47,686
Corporate debt securities	23,554	2	(12)	23,544
Total	$118,841	$74	$(13)	$118,902

All available-for-sale investment securities held at June 30, 2019 and December 31, 2018, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at June 30, 2019 or December 31, 2018. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$23,405	$18,168	$—	$41,573
Certificates of deposit	—	5,961	—	5,961
Commercial paper	—	24,603	—	24,603
Corporate debt securities	—	13,121	—	13,121
Total assets measured at fair value	$23,405	$61,853	$—	$85,258

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$22,275	$19,989	$—	$42,264
Certificates of deposit	—	5,408	—	5,408
Commercial paper	—	47,686	—	47,686
Corporate debt securities	—	23,544	—	23,544
Total assets measured at fair value	$22,275	$96,627	$—	$118,902

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2019.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid research and development costs	$1,656	$8
SBIR grant receivable	—	568
Interest receivable	300	340
Australian tax incentive receivable	265	1,016
Prepaid expenses and other assets	563	876
Total	$2,784	$2,808

Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$3,494	$3,494
Lab equipment	1,373	915
Office equipment	523	523
Computers and software	41	41
Property and equipment at cost	5,431	4,973
Accumulated depreciation and amortization	(1,167)	(741)
Total	$4,264	$4,232

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued research and development costs	$1,899	$3,634
Short-term operating lease liability	678	—
Other accrued expenses	666	556
Total	$3,243	$4,190

6. OPERATING LEASE

2018 Operating Lease. In February 2018, as amended in March 2018, the Company entered into a non-cancelable operating lease for a new facility in San Diego, California. The lease has an initial term of seven years which expires in August 2025, and the Company has an option to extend the term of the lease for an additional five years and has a termination option subject to early termination fees. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense is being recognized on a straight-line basis over the term of the lease. The Company’s incremental borrowing rate of 8.0% was used in its present value calculation as the facility lease does not have a stated rate, and the implicit rate was not readily determinable.

Under the terms of the lease, the Company provided the lessor with an irrevocable letter of credit in the amount of $0.5 million. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

Future Minimum Payments. As of June 30, 2019, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2019 (6 months)	$552
2020	1,123
2021	1,173
2022	1,208
2023	1,244
Thereafter	2,151
Total future minimum lease payments	7,451
Less imputed interest	1,547
Total operating lease liability	5,904
Less current operating lease liability	678
Non-current operating lease liability	$5,226

Rent expense was $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million for the six months ended June 30, 2019.

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

9. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan, will generally expire ten years from the date of grant and vest over a four-year period. As of June 30, 2019, 2,331,772 shares were available for future issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of June 30, 2019, 49,718 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $0.1 million as of June 30, 2019.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of June 30, 2019, an aggregate of 447,061 shares of common stock were available for issuance under the ESPP.

The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company.

Stock Options

Stock option activity during the six months ended June 30, 2019 under both of the 2015 Plan and the 2018 Plan is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2018	2,339,157	$6.40
Granted	773,125	$24.84
Cancelled	(9,119)	$9.28
Exercised	(63,014)	$1.39
Balance at June 30, 2019	3,040,149	$11.18	8.8	$42,418
Exercisable at June 30, 2019	776,012	$5.39	8.2	$15,224

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at June 30, 2018 and the exercise price of stock options that had strike prices below the closing price. The total intrinsic value of options exercised during the first six months of 2019 was $1.5 million.

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted to employees under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

Stock Option Plans	2019	2018
Expected life of option	5.9 years	6.0 years
Volatility	78%	70%
Risk free interest rate	2.4%	2.8%
Dividend yield	—%	—%

Employee Stock Purchase Plan	2019	2018
Expected life of option	1.3 years	N/A
Volatility	62%	N/A
Risk free interest rate	2.3%	N/A
Dividend yield	—%	N/A

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

The weighted-average fair value of stock options granted to employees during the first half of 2019 and 2018 was $16.95 and $4.02 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Included in research and development	$839	$130	$1,378	$291
Included in general and administrative	742	141	1,231	407
Total	$1,581	$271	$2,609	$698

Unrecognized stock-based compensation cost related to option awards was $20.0 million as of June 30, 2019, which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years.

Unrecognized stock-based compensation cost related to the ESPP was $0.5 million as of June 30, 2019, which is expected to be recognized over a remaining weighted-average period of approximately 1.2 years.

10. NET LOSS PER SHARE

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows in common stock equivalent shares (in thousands):

	June 30,
	2019	2018
Convertible preferred stock outstanding	—	14,713
Common stock options	3,040	2,275
Unvested common stock subject to repurchase	50	139
	3,090	17,127

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G-protein-coupled receptors (“GPCRs”) to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our lead product candidate, CRN00808, is currently in clinical development for the treatment of acromegaly. In addition, CRN01941 is in early clinical development for the treatment of neuroendocrine tumors (“NETs”), and we are advancing additional product candidates through preclinical studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following two product candidates and preclinical programs:

•

CRN00808, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2 (“sst2”) biased agonists designed for the treatment of acromegaly. We have initiated two global Phase 2 clinical trials of CRN00808 in acromegaly patients, the ACROBAT EVOLVE (“EVOLVE”) and ACROBAT EDGE (“EDGE”) studies. The EVOLVE trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808, in subjects with acromegaly that respond to octreotide LAR or lanreotide depot monotherapy. The EDGE trial is an open label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808 in subjects with acromegaly that are treated with somatostatin analog based treatment regimens but do not respond completely to monotherapy. The EVOLVE and EDGE studies are being conducted at centers in the United States and around the world. In March 2019, we dosed the first patients in the EVOLVE and EDGE studies.

•

CRN01941 is an oral nonpeptide sst2 biased agonist designed for the treatment of NETs, that originate from neuroendocrine cells commonly found in the gut, lung or pancreas. We initiated a Phase 1 clinical trial in May 2019 to examine the safety, tolerability, pharmacokinetics, and pharmacodynamics of CRN01941 and expect results from this trial in late 2019/early 2020.

•	We are developing a new class of oral selective nonpeptide somatostatin receptor type 5 (“sst5”) agonists designed to treat congenital hyperinsulinism (“CHI”) and other types of hyperinsulinism.
•

We are developing the first nonpeptide product candidate to antagonize peptide adrenocorticotrophic hormone (ACTH), designed for the treatment of Cushing’s disease and other diseases caused by ACTH excess.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We recognize revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of preferred stock, grant revenues and our initial public offering. Through June 30, 2019, we have raised gross proceeds of approximately $210.8 million to fund our operations from the issuance of common stock in our initial public offering (“IPO”) in July 2018 as well as through issuance of convertible preferred stock prior to our IPO. As of June 30, 2019, we had unrestricted cash, cash equivalents and investment securities of $145.0 million.

We have incurred cumulative net losses since our inception and, as of June 30, 2019, we had an accumulated deficit of $64.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance premiums, and investor relations costs.

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

Australian operations

In January 2017, we established Crinetics Australia Pty Ltd (“CAPL”), a wholly owned subsidiary which was formed to conduct various preclinical and clinical activities for our product and development candidates. We believe CAPL will be eligible for certain financial incentives made available by the Australian government for research and development expenses. Specifically, the Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”), to Australian companies that operate the majority of their research and development activities associated with such projects in Australia. A wholly owned Australian subsidiary of a non-Australian parent company is eligible to receive the refundable tax credit, provided that the Australian subsidiary retains the rights to the data and intellectual property generated in Australia, and provided that the total revenues of the parent company and its consolidated subsidiaries during the period for which the refundable tax credit is claimed are less than $20.0 million Australian dollars. If we lose our ability to operate CAPL in Australia, or if we are ineligible or unable to receive the research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, the actual refund amounts we receive may differ from our estimates.

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
•

external research and development expenses incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies;

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

Our clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	number of doses that patients receive;
•	drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and the discovery of new product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments, including those described in greater detail below, in light of changes in circumstances, facts and experience.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have not been any material changes to the critical accounting policies discussed therein during the three and six months ended June 30, 2019 other than related to leases due to adoption of Topic 842 (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,		Dollar
	2019	2018	Change
Grant revenues	$—	$657	$(657)
Operating expenses:
Research and development	10,285	5,222	5,063
General and administrative	3,060	1,118	1,942
Total operating expenses	13,345	6,340	7,005
Loss from operations	(13,345)	(5,683)	(7,662)
Other income (expense), net	918	115	803
Net loss	$(12,427)	$(5,568)	$(6,859)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants. We exhausted the funding available under our existing SBIR grants during the first quarter of 2019, and accordingly we did not recognize any grant revenues during the three months ended June 30, 2019. During the comparable prior year period, we recorded grant revenues of $0.7 million associated with such awards. In July 2019, we received a notice of award for an additional $0.9 million grant for our ongoing CHI discovery program.

Research and development expenses.     Research and development expenses were $10.3 million and $5.2 million for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $3.0 million associated with the clinical and nonclinical activities for CRN00808 and our other clinical and preclinical programs. Additionally, second quarter 2019 results reflect a $1.4 million increase in costs due to the hiring of additional personnel (including $0.7 million of additional stock-based compensation) and increased facility costs due to the expansion of our leased facilities.

General and administrative expenses.     General and administrative expenses were $3.1 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily due to an increase in personnel related costs of $1.2 million (including $0.6 million of additional stock-based compensation), an increase in spending on pre-commercialization activities and corporate legal services of $0.3 million, as well as expenses associated with operating as a publicly traded company.

Other income (expense).     Other income (expense), net was $0.9 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily due to interest income earned on higher cash and investment balances due to the funds raised from investors in 2018.

Comparison of six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,		Dollar
	2019	2018	Change
Grant revenues	$367	$1,099	$(732)
Operating expenses:
Research and development	17,540	9,942	7,598
General and administrative	6,216	2,366	3,850
Total operating expenses	23,756	12,308	11,448
Loss from operations	(23,389)	(11,209)	(12,180)
Other income (expense), net	1,946	177	1,769
Net loss	$(21,443)	$(11,032)	$(10,411)

Grant revenues.     Grant revenues were $0.4 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. We exhausted the funding available under our existing SBIR grants during the first quarter of 2019, and accordingly we did not recognize any grant revenues during the second quarter of 2019. During the comparable prior year period, we recorded grant revenues of $1.1 million associated with such awards.

Research and development expenses.     Research and development expenses were $17.5 million and $9.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $4.3 million associated with our clinical and nonclinical activities for CRN00808 as well as our other clinical and preclinical programs. Additionally, our 2019 results reflect an increase in costs due to the hiring of additional personnel of $2.4 million (including $1.1 million of additional stock-based compensation) and increased facility costs due to the expansion of our leased facilities.

General and administrative expenses.     General and administrative expenses were $6.2 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to increases in personnel related costs of $1.7 million (including $0.8 million of additional stock-based compensation), spending on pre-commercialization activities and corporate legal services of $1.2 million, as well as expenses to operate as a publicly traded company.

Other income (expense).     Other income (expense), net was $1.9 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to interest income earned on higher cash and investment balances due to the funds raised from investors in 2018.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2019, we had an accumulated deficit of $64.8 million and unrestricted cash, cash equivalents and investment securities of $145.0 million.

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(19,327)	$(7,757)
Net cash provided by (used in) investing activities	34,042	(526)
Net cash provided by financing activities	28	62,999
Net change in cash, cash equivalents and restricted cash	$14,743	$54,716

Operating Activities.     Net cash used in operating activities was $19.3 million and $7.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with CRN00808 as well as our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the six months ended June 30, 2019 was primarily due to our net loss of $21.4 million, adjusted for $2.5 million of noncash charges, primarily for stock-based compensation and depreciation, and a $0.3 million change in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2018 was primarily due to our net loss of $11.0 million, adjusted for $0.9 million of noncash charges, primarily for stock-based compensation and depreciation expense, and a $2.4 million change in operating assets and liabilities.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $34.0 million during the first half of 2019, compared to approximately $0.5 million used during the same period in 2018.

Financing activities.    Net cash provided by financing activities was $28,000 and $63.0 million for the six months ended June 30, 2019 and 2018, respectively. The net cash provided by financing activities during 2019 was the result of the exercise of stock options. The net cash provided by financing activities during 2018 was primarily due to the net proceeds of $63.3 million from the sale of Series B convertible preferred stock, and $0.4 million from the exercise of common stock options, partially offset by payments associated with our initial public offering.

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents and investment securities, together with investment income, and future payments due under our SBIR Grants, will be sufficient to satisfy our current and projected funding requirements through 2020. We expect these funds will allow us to complete our ongoing Phase 1 and 2 clinical trials for CRN00808 and our ongoing Phase 1 clinical trial for CRN01941. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Interest Rate Risk

Our cash, cash equivalents and investment securities consist of cash, money market accounts and short-term debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

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

In January 2017, we formed CAPL, a wholly owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $25,000 and $38,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

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

As of June 30, 2019, we have not used any of the proceeds from our initial public offering. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 13, 2019, we entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents (the “ATM Offering”).

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trading market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. Subject to the terms and conditions of the Sales Agreement, the Sales Agents will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable law and regulations, to sell the shares from time to time, based upon our instructions. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 to be filed on August 13, 2019, following such time as the registration statement is declared effective by the SEC.

We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either sales agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either sales agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change.

We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the Sales Agreement, a copy of which will be filed as Exhibit 1.2 to our Registration Statement on Form S-3 filed on August 13, 2019 with the SEC and is incorporated herein by reference.

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

Crinetics Pharmaceuticals, Inc.

Date: August 13, 2019	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal Financial Officer)