Form 10-Q
period 2019-09-30
Crinetics Pharmaceuticals, Inc.
filed 2019-11-12
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 24,222,296 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2019

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:	3
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,579	$44,973
Investment securities	65,094	118,902
Prepaid expenses and other current assets	3,731	2,808
Total current assets	135,404	166,683
Property and equipment, net	4,035	4,232
Operating lease right-of-use asset	2,570	—
Restricted cash	500	500
Total assets	$142,509	$171,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,113	$1,456
Accrued expenses and other current liabilities	3,177	4,190
Accrued compensation and benefits	2,592	2,279
Total current liabilities	7,882	7,925
Non-current operating lease liability	5,044	—
Deferred rent	—	3,063
Unvested stock liability	60	202
Total liabilities	12,986	11,190
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par, 10,000 shares authorized; no shares issued or outstanding at September 30, 2019 or at December 31, 2018	—	—
Common stock and paid-in capital, $0.001 par, 200,000 shares authorized; 24,258 and 24,218 shares issued and outstanding at September 30, 2019; 24,188 and 24,061 shares issued and outstanding at December 31, 2018	208,578	203,544
Accumulated other comprehensive income	198	61
Accumulated deficit	(79,253)	(43,380)
Total stockholders’ equity	129,523	160,225
Total liabilities and stockholders’ equity	$142,509	$171,415

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Grant revenues	$505	$548	$872	$1,647
Operating expenses:
Research and development	11,823	6,886	29,363	16,828
General and administrative	3,911	1,732	10,127	4,098
Total operating expenses	15,734	8,618	39,490	20,926
Loss from operations	(15,229)	(8,070)	(38,618)	(19,279)
Other income (expense):
Interest income	835	534	2,805	749
Other income (expense)	(36)	(52)	(60)	(90)
Total other income (expense), net	799	482	2,745	659
Net loss	(14,430)	(7,588)	(35,873)	(18,620)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(36)	—	137	—
Comprehensive loss	$(14,466)	$(7,588)	$(35,736)	$(18,620)
Net loss per share:
Net loss per share – basic and diluted	$(0.60)	$(0.38)	$(1.49)	$(2.29)
Weighted-average shares outstanding – basic and diluted	24,208	20,016	24,155	8,131

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Income	Deficit	Equity (Deficit)
Balance at July 1, 2018	48,404	$92,975	2,344	$2,120	$—	$(27,297)	$(25,177)
Issuance of common stock in initial public offering, net of issuance costs of $10,829	—	—	6,900	106,472	—	—	106,472
Conversion of preferred stock into common stock	(48,404)	(92,975)	14,713	92,975	—	—	92,975
Vesting of stock subject to repurchase	—	—	6	7	—	—	7
Exercise of stock options	—	—	72	59	—	—	59
Stock-based compensation	—	—	—	775	—	—	775
Net loss	—	—	—	—		(7,588)	(7,588)
Balance at September 30, 2018	—	$—	24,035	$202,408	$—	$(34,885)	$167,523

Balance at January 1, 2018	28,763	$29,700	1,550	$1,243	$—	$(16,265)	$(15,022)
Issuance of Series B convertible preferred stock	19,641	63,275	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $10,829	—	—	6,900	106,472	—	—	106,472
Conversion of preferred stock into common stock	(48,404)	(92,975)	14,713	92,975	—	—	92,975
Vesting of founders shares	—	—	535	14	—	—	14
Exercise of stock options	—	—	337	231	—	—	231
Stock-based compensation	—	—	—	1,473	—	—	1,473
Net loss	—	—	—	—		(18,620)	(18,620)
Balance at September 30, 2018	—	$—	24,035	$202,408	$—	$(34,885)	$167,523

Balance at July 1, 2019	—	$—	24,195	$206,690	$234	$(64,823)	$142,101
Vesting of stock subject to repurchase	—	—	10	12	—	—	12
Exercise of stock options	—	—	13	22	—	—	22
Stock-based compensation	—	—	—	1,854	—	—	1,854
Comprehensive loss	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	(14,430)	(14,430)
Balance at September 30, 2019	—	$—	24,218	$208,578	$198	$(79,253)	$129,523

Balance at January 1, 2019	—	$—	24,061	$203,544	$61	$(43,380)	$160,225
Vesting of stock subject to repurchase	—	—	56	83	—	—	83
Exercise of stock options	—	—	76	109	—	—	109
Issuance of stock under Stock Purchase Plan	—	—	25	379	—	—	379
Stock-based compensation	—	—	—	4,463	—	—	4,463
Comprehensive income	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	(35,873)	(35,873)
Balance at September 30, 2019	—	$—	24,218	$208,578	$198	$(79,253)	$129,523

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(35,873)	$(18,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,463	1,473
Depreciation and amortization	658	263
Noncash lease expense	166	—
Accretion of investment securities and purchase discounts, net of amortization of purchase premiums	(1,009)	—
Other	3	11
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(923)	(1,170)
Accounts payable and accrued expenses	22	4,480
Deferred rent	—	113
Operating lease liability	(441)	—
Net cash used in operating activities	(32,934)	(13,450)
Cash flows from investing activities:
Purchases of investment securities	(67,070)	—
Maturities of investment securities	122,024	—
Purchases of property and equipment	(464)	(777)
Net cash provided by (used in) investing activities	54,490	(777)
Financing activities:
Proceeds from issuance of convertible preferred stock, net	—	63,266
Proceeds from issuance of common stock, net	—	106,472
Proceeds from exercise of stock options	109	451
Repurchase of unvested shares	(59)	—
Net cash provided by financing activities	50	170,189
Net change in cash, cash equivalents and restricted cash	21,606	155,962
Cash, cash equivalents and restricted cash at beginning of period	45,473	14,192
Cash, cash equivalents and restricted cash at end of period	$67,079	$170,154
Noncash investing and financing activities:
Purchase of shares pursuant to Employee Stock Purchase Plan	$379	$—
Change in unvested stock liability	$(83)	$(14)
Amounts accrued for purchases of property and equipment	$—	$146
Tenant improvement allowance	$—	$3,304

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and the related disclosures are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and the results of its operations and cash flows for the nine months ended September 30, 2019 and 2018 in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of September 30, 2019, the Company had $131.7 million in unrestricted cash, cash equivalents and investment securities. The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $79.3 million as of September 30, 2019. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

On August 13, 2019 the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $75.0 million through the Sales Agents (the “ATM Offering”).

On August 13, 2019, the Company also filed a registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering. The Registration Statement became effective on August 29, 2019. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement.

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

Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. As all of the Company’s investment holdings are in the form of debt securities, unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned and includes the amortization of purchase premiums and accretion of purchase discounts.

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

Costs incurred under contracts with contract research organizations that conduct and manage the Company’s clinical trials are also included in research and development expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities. Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts that the Company is obligated to pay under its clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its accruals accordingly on a prospective basis. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Australian Research and Development Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Australian Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company recognized a reduction to research and development expense of $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and a reduction to research and development expense of $0.6 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss for all periods presented and the unrealized gain or loss on investment securities held as of September 30, 2019.

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

Recently Adopted Accounting Pronouncements

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective transition method. Under this transition method, the Company recognized and measured leases that existed at the adoption date in the condensed consolidated balance sheet as of January 1, 2019.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, discounted at the rate implicit in the lease. If the rate implicit in the lease cannot be determined, Topic 842 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The operating lease ROU asset is also adjusted for any prepaid or accrued lease payments and any lease incentives received. Operating lease terms may include options to extend or terminate the lease when it is reasonably certain that these options will be exercised. Further, the Company has elected to recognize short-term lease payments on a straight-line basis over the associated lease term and variable lease payments in the period in which the obligation for those payments is incurred. Short-term and variable lease payments were not material in the first nine months of 2019.

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$32,342	$126	$—	$32,468
Certificates of deposit	5,670	60	—	5,730
Commercial paper	17,559	—	—	17,559
Corporate debt securities	9,325	12	—	9,337
Total	$64,896	$198	$—	$65,094

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$42,193	$72	$(1)	$42,264
Certificates of deposit	5,408	—	—	5,408
Commercial paper	47,686	—	—	47,686
Corporate debt securities	23,554	2	(12)	23,544
Total	$118,841	$74	$(13)	$118,902

All available-for-sale investment securities held at September 30, 2019 and December 31, 2018, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at September 30, 2019 or December 31, 2018. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$20,458	$12,010	$—	$32,468
Certificates of deposit	—	5,730	—	5,730
Commercial paper	—	17,559	—	17,559
Corporate debt securities	—	9,337	—	9,337
Total assets measured at fair value	$20,458	$44,636	$—	$65,094

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$22,275	$19,989	$—	$42,264
Certificates of deposit	—	5,408	—	5,408
Commercial paper	—	47,686	—	47,686
Corporate debt securities	—	23,544	—	23,544
Total assets measured at fair value	$22,275	$96,627	$—	$118,902

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2019.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid research and development costs	$1,207	$8
Australian tax incentive receivable	574	1,016
SBIR grant receivable	205	568
Interest receivable	269	340
Prepaid expenses and other assets	1,476	876
Total	$3,731	$2,808

Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$3,494	$3,494
Lab equipment	1,373	915
Office equipment	523	523
Computers and software	41	41
Property and equipment at cost	5,431	4,973
Less accumulated depreciation and amortization	1,396	741
Total	$4,035	$4,232

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued research and development costs	$1,705	$3,634
Short-term operating lease liability	696	—
Other accrued expenses	776	556
Total	$3,177	$4,190

6. OPERATING LEASE

2018 Operating Lease. In February 2018, as amended in March 2018, the Company entered into a non-cancelable operating lease for a new facility in San Diego, California. The lease has an initial term of seven years which expires in August 2025, and the Company has an option to extend the term of the lease for an additional five years and has a termination option subject to early termination fees. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense is being recognized on a straight-line basis over the term of the lease. The Company’s estimated incremental borrowing rate of 8.0% was used in its present value calculation as the facility lease does not have a stated rate, and the implicit rate was not readily determinable.

Under the terms of the lease, the Company provided the lessor with an irrevocable letter of credit in the amount of $0.5 million. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

Future Minimum Payments. As of September 30, 2019, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2019 (3 months)	$276
2020	1,123
2021	1,173
2022	1,208
2023	1,244
Thereafter	2,151
Total future minimum lease payments	7,175
Less imputed interest	1,435
Total operating lease liability	5,740
Less current operating lease liability	696
Non-current operating lease liability	$5,044

Rent expense was $0.2 million for each of the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.8 million during the nine months ended September 30, 2019.

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

In connection with the Company’s initial public offering (“IPO”) in July 2018, all of these shares of convertible preferred stock automatically converted into 14,712,571 shares of common stock.

9. STOCKHOLDERS’ EQUITY

Initial Public Offering

On July 20, 2018, the Company completed IPO whereby it sold 6,900,000 shares of common stock at a price to the public of $17.00 per share. Net proceeds from the IPO were approximately $106.5 million, net of underwriting discounts and commissions and offering costs.

10. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan, will generally expire ten years from the date of grant and vest over a four-year period. As of September 30, 2019, 2,251,922 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of September 30, 2019, 40,242 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $0.1 million as of September 30, 2019.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of September 30, 2019, an aggregate of 447,061 shares of common stock were available for issuance under the ESPP.

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

Stock Options

Stock option activity during the nine months ended September 30, 2019 under both of the 2015 Plan and the 2018 Plan is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2018	2,339,157	$6.40
Granted	852,975	$24.40
Cancelled	(9,119)	$9.28
Exercised	(76,117)	$1.44
Balance at September 30, 2019	3,106,896	$11.45	8.6	$20,244
Exercisable at September 30, 2019	1,061,682	$6.10	8.1	$10,386

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company’s common stock at September 30, 2019 and the exercise price of stock options that had strike prices below the closing price.

The total intrinsic value of options exercised during the first nine months of 2019 was $1.7 million.

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted to employees under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

Stock Option Plans	2019	2018
Expected term	5.9 years	6.0 years
Expected volatility	78%	69%
Risk-free interest rate	2.3%	2.8%
Expected dividend yield	—%	—%

Employee Stock Purchase Plan	2019	2018
Expected term	1.3 years	1.1 years
Expected volatility	62%	66%
Risk-free interest rate	2.3%	2.4%
Expected dividend yield	—%	—%

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

The weighted-average fair value of stock options granted to employees during the first nine months of 2019 and 2018 was $16.61 and $4.39 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Included in research and development	$864	$373	$2,242	$663
Included in general and administrative	990	402	2,221	810
Total	$1,854	$775	$4,463	$1,473

Unrecognized stock-based compensation cost related to option awards was $19.0 million as of September 30, 2019, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

Unrecognized stock-based compensation cost related to the ESPP was $0.4 million as of September 30, 2019, which is expected to be recognized over a remaining weighted-average period of approximately 1.0 years.

11. NET LOSS PER SHARE

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows in common stock equivalent shares (in thousands):

	September 30,
	2019	2018
Common stock options	3,107	2,289
Unvested common stock subject to repurchase	40	133
	3,147	2,422

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G-protein-coupled receptors (“GPCRs”) to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our lead product candidate, CRN00808, is currently in clinical development for the treatment of acromegaly. In addition, CRN01941 is in clinical development for the treatment of neuroendocrine tumors (“NETs”), and we are advancing additional product candidates through preclinical studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following two product candidates and preclinical programs:

•

CRN00808, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2 (“sst2”) biased agonists designed for the treatment of acromegaly. We have initiated two global Phase 2 clinical trials of CRN00808 in acromegaly patients, the ACROBAT EVOLVE (“EVOLVE”) and ACROBAT EDGE (“EDGE”) studies. The EVOLVE trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808, in subjects with acromegaly whose disease is biochemically controlled by octreotide LAR or lanreotide depot monotherapy. The EDGE trial is an open label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of CRN00808 in subjects with acromegaly that are treated with somatostatin analog based treatment regimens but whose disease is not biochemically controlled by monotherapy. The EVOLVE and EDGE studies are being conducted at centers in the United States and around the world. In March 2019, we dosed the first patients in the EVOLVE and EDGE studies.

•

CRN01941 is an oral nonpeptide sst2 biased agonist designed for the treatment of NETs, that originate from neuroendocrine cells commonly found in the gut, lung or pancreas. We initiated a Phase 1 clinical trial in May 2019 to examine the safety, tolerability, pharmacokinetics, and pharmacodynamics of CRN01941 and expect results from this trial in early 2020.

•

We are developing the first nonpeptide product candidate to antagonize peptide adrenocorticotrophic hormone (“ACTH”) designed for the treatment of Cushing’s disease and other diseases caused by excess ACTH.

•	We are developing a new class of oral selective nonpeptide somatostatin receptor type 5 (“sst5”) agonists designed to treat congenital hyperinsulinism (“CHI”) and other types of hyperinsulinism.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We recognize revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of preferred stock, grant revenues and our initial public offering (“IPO”). Through September 30, 2019, we have raised gross proceeds of approximately $210.8 million to fund our operations from the issuance of common stock in our IPO in July 2018 as well as through issuance of convertible preferred stock prior to our IPO. As of September 30, 2019, we had unrestricted cash, cash equivalents and investment securities of $131.7 million.

We have incurred cumulative net losses since our inception and, as of September 30, 2019, we had an accumulated deficit of $79.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance premiums, and investor relations costs.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have not been any material changes to the critical accounting policies discussed therein during the three and nine months ended September 30, 2019 other than related to leases due to adoption of Topic 842 (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,		Dollar
	2019	2018	Change
Grant revenues	$505	$548	$(43)
Operating expenses:
Research and development	11,823	6,886	4,937
General and administrative	3,911	1,732	2,179
Total operating expenses	15,734	8,618	7,116
Loss from operations	(15,229)	(8,070)	(7,159)
Other income (expense), net	799	482	317
Net loss	$(14,430)	$(7,588)	$(6,842)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants. Grant revenues for the three months ended September 30, 2019 were substantially the same as the comparable prior year period.

Research and development expenses.     Research and development expenses were $11.8 million and $6.9 million for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $3.2 million associated with the clinical and nonclinical activities for CRN00808 and our other clinical and preclinical programs. Additionally, third quarter 2019 results reflect a $1.2 million increase in costs due to the hiring of additional personnel (which includes $0.5 million of additional stock-based compensation).

General and administrative expenses.     General and administrative expenses were $3.9 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily due to an increase in personnel related costs of $1.0 million (which includes $0.6 million of additional stock-based compensation), an increase in spending on pre-commercialization activities and corporate legal services of $0.5 million, as well as expenses associated with operating as a publicly traded company.

Other income (expense).     Other income (expense), net was $0.8 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily due to interest income earned on higher cash and investment balances due to the funds raised from investors in 2018.

Comparison of nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Dollar
	2019	2018	Change
Grant revenues	$872	$1,647	$(775)
Operating expenses:
Research and development	29,363	16,828	12,535
General and administrative	10,127	4,098	6,029
Total operating expenses	39,490	20,926	18,564
Loss from operations	(38,618)	(19,279)	(19,339)
Other income (expense), net	2,745	659	2,086
Net loss	$(35,873)	$(18,620)	$(17,253)

Grant revenues.     Grant revenues were $0.9 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in our grant revenues was due to fewer active SBIR grants in 2019.

Research and development expenses.     Research and development expenses were $29.4 million and $16.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $6.7 million associated with our clinical and nonclinical activities for CRN00808 and our other clinical and preclinical programs. Additionally, our 2019 results reflect an increase in costs due to the hiring of additional personnel of $3.6 million (which includes $1.6 million of additional stock-based compensation) and increased facility costs due to the expansion of our leased facilities.

General and administrative expenses.     General and administrative expenses were $10.1 million and $4.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily due to increases in personnel related costs of $2.7 million (which includes $1.4 million of additional stock-based compensation), spending on pre-commercialization activities and corporate legal services of $0.7 million, as well as expenses to operate as a publicly traded company.

Other income (expense).     Other income (expense), net was $2.7 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily due to interest income earned on higher cash and investment balances due to the funds raised from investors in 2018.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2019, we had an accumulated deficit of $79.3 million and unrestricted cash, cash equivalents and investment securities of $131.7 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(32,934)	$(13,450)
Net cash provided by (used in) investing activities	54,490	(777)
Net cash provided by financing activities	50	170,189
Net change in cash, cash equivalents and restricted cash	$21,606	$155,962

Operating Activities.     Net cash used in operating activities was $32.9 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with CRN00808 as well as our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the nine months ended September 30, 2019 was primarily due to our net loss of $35.9 million, adjusted for $4.3 million of noncash charges, primarily for stock-based compensation, depreciation and the accretion in value of our investment securities, and a $1.3 million change in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2018 was primarily due to our net loss of $18.6 million, adjusted for $1.7 million of noncash charges, primarily for stock-based compensation and depreciation expense, and a $3.4 million change in operating assets and liabilities.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $54.5 million during the first nine months of 2019, compared to approximately $0.8 million used during the same period in 2018.

Financing activities.    Net cash provided by financing activities was $50,000 and $170.2 million for the nine months ended September 30, 2019 and 2018, respectively. The net cash provided by financing activities during 2019 was the result of the exercise of stock options. The net cash provided by financing activities during 2018 was primarily due to the net proceeds of $106.5 million raised in our IPO, the net proceeds of $63.3 million from the sale of Series B convertible preferred stock, and $0.5 million from the exercise of common stock options.

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents and investment securities, together with investment income, and future payments due under our SBIR Grants, will be sufficient to satisfy our current and projected funding requirements through the first half of 2021. We expect these funds will allow us to complete our ongoing Phase 1 and 2 clinical trials for CRN00808 and our ongoing Phase 1 clinical trial for CRN01941 as well as advance our preclinical programs. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

In August 2019, we entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 19, 2019 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold.

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

In January 2017, we formed CAPL, a wholly owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $61,000 and $83,000 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

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

As of September 30, 2019, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 8, 2019, Jack Nielsen notified us that he intends to resign from our board of directors (the “Board”) effective as of the close of business on November 8, 2019.  Mr. Nielsen advised us that his decision to resign was not the result of any disagreement with us or our management on any matter relating to our operations, policies or practices.

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

Crinetics Pharmaceuticals, Inc.

Date: November 12, 2019	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal Financial Officer)