Form 10-K
period 2019-12-31
Crinetics Pharmaceuticals, Inc.
filed 2020-03-09
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38583

Crinetics Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3744114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10222 Barnes Canyon Road, Bldg. #2, San Diego, California	92121
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (858) 450-6464

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $422.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on such date of $25.00 per share.

The number of outstanding shares of the registrant’s common stock, par value 0.001 per share, as of February 28, 2020 was 24,566,896.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

CRINETICS PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

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

Item 1. Business

Business Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our lead product candidate, paltusotine (formerly CRN00808), is currently in clinical development for the treatment of acromegaly, and we are advancing additional product candidates through clinical and preclinical studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following clinical and preclinical programs:

•

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or sst2, biased agonists designed for the treatment of acromegaly and neuroendocrine tumors, or NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. More than 25,000 people in the United States suffer from acromegaly, and an estimated 40% to 60% are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 171,000 adults in the United States. Most NETs overexpress sst2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients as detailed in National Comprehensive Cancer Network guidelines. In 2019, injected somatostatin peptide drugs accounted for approximately $3.1 billion in global sales for the treatment of acromegaly, NETs and other uses. Currently marketed peptide drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients.

In March 2018, we reported initial results from a Phase 1, double-blind, randomized, placebo-controlled, single- and multiple-ascending dose trial to evaluate the safety, pharmacokinetics, or PK, and pharmacodynamics, or PD, of paltusotine in 99 healthy volunteers. Paltusotine demonstrated clinical proof-of-concept by potently suppressing stimulated GH and baseline IGF-1 in these subjects. The plasma exposure of paltusotine indicated the drug was well absorbed with a half-life of 42 to 50 hours, supporting once daily administration in patients. The safety and tolerability of paltusotine observed in this trial was generally consistent with that of approved peptide somatostatin analogs, or SSAs.

We are currently conducting three global Phase 2 clinical trials of paltusotine in acromegaly patients, the ACROBAT EVOLVE, or EVOLVE, ACROBAT EDGE, or EDGE, and ACROBAT ADVANCE, or ADVANCE trials. The EVOLVE trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of paltusotine, in subjects with acromegaly whose disease is biochemically controlled by octreotide LAR or lanreotide depot monotherapy. The EDGE trial is an open label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of paltusotine in subjects with acromegaly that are treated with somatostatin analog based treatment regimens but whose disease is not biochemically controlled by monotherapy. The ADVANCE trial is an open label, long term extension study designed to evaluate the safety and efficacy of paltusotine in patients that have completed the EVOLVE or EDGE trials. We dosed the first patients in the EVOLVE and EDGE trials in March 2019.

•

CRN01941 is also an oral nonpeptide sst2 biased agonist initially in development for the treatment of NETs. We initiated a Phase 1 clinical trial in May 2019 to examine the safety, tolerability, pharmacokinetics, and pharmacodynamics of CRN01941 and expect results from this trial in early 2020. We intend to decide whether to advance CRN01941 or paltusotine into a later stage trial in NETs upon analysis of the cumulative data from the paltusotine and CRN01941 preclinical, nonclinical and clinical programs.

•

We are developing the first nonpeptide product candidate to antagonize peptide adrenocorticotrophic hormone, or ACTH, designed for the treatment of Cushing’s disease and other diseases caused by excess ACTH, including congenital adrenal hyperplasia, or CAH and Ectopic ACTH Syndrome, or EAS. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. Cushing’s disease is an orphan indication with a prevalence of approximately 12,000 patients in the United States. We are currently conducting first-in-human enabling studies with our lead ACTH antagonist development candidate.

•

We are developing a new class of oral selective nonpeptide somatostatin type 5 receptor, or sst5, agonists designed to treat congenital hyperinsulinism, or CHI. This is a devastating rare disease in which infants are born with mutations that cause excess secretion of the pancreatic hormone insulin resulting in profound hypoglycemia, a very low level of blood glucose. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. CHI occurs in approximately 1 in 30,000 to 50,000 new births in the United States. We are currently conducting first-in-human enabling studies with our lead sst5 agonist development candidate.

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where next to deploy our drug discovery efforts. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications, including issued U.S. patents covering paltusotine extending to 2037. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations. Over time, we intend to sell our products, if approved, through our own commercial organization, which we believe can be of modest size to cover the relatively small number of specialty endocrinologists who treat patients with rare endocrine diseases and endocrine-related tumors.

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

Hormonal secretion is complex, and the body employs several mechanisms to exert positive and negative feedback control to maintain homeostasis. For example, the pituitary gland, which is located behind the eyes at the base of the brain, is sometimes referred to as “the master endocrine gland” because it regulates multiple endocrine systems. Positive and negative control of pituitary hormonal secretion is often dictated by the adjacent hypothalamus, which integrates feedback responses from other areas of the body, including the brain. In the case of GH, its synthesis and secretion are stimulated by growth hormone-releasing hormone, or GHRH, and inhibited by somatostatin, which are both hypothalamic peptides. Another example is the pancreas that secretes insulin and glucagon, which lower and raise blood glucose levels, respectively. Insulin and glucagon secretion are both inhibited by somatostatin, which is also locally produced in and secreted by specific cells in the pancreas.

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

Somatostatin receptor type 2 biased agonists for the treatment of acromegaly and neuroendocrine tumors

Our lead product, paltusotine, is an oral selective nonpeptide sst2 biased agonist in clinical development for the treatment of acromegaly. Paltusotine is the first nonpeptide sst2 agonist with reported results from a clinical trial. Initial results from our Phase 1 trial of paltusotine demonstrated clinical proof-of-concept based on observed suppression of GH and IGF-1 secretion in healthy volunteers. We submitted an Investigational New Drug application, or IND, to the FDA in August 2018 and are conducting three global Phase 2 clinical trials of paltusotine, EVOLVE, EDGE and ADVANCE in acromegaly patients. We dosed the first patients in the EVOLVE and EDGE trials in March 2019.

We have developed a second sst2 agonist, CRN01941, which, like paltusotine, is an oral, selective nonpeptide sst2 biased agonist. Both paltusotine and CRN01941 are designed for the treatment of NETs that originate from neuroendocrine cells commonly found in the gut, lung or pancreas. We are currently conducting a Phase 1 human proof-of-concept clinical trial with CRN01941 and expect results from this trial in early 2020. We intend to decide whether to advance CRN01941 or paltusotine into a later stage trial in NETs in early 2020 upon analysis of the cumulative data from the paltusotine and CRN01941 preclinical, nonclinical and clinical programs.

Acromegaly disease background

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

Current acromegaly treatments and limitations

The major goals of treatment are to reduce serum GH and normalize IGF-1 levels, ameliorate symptoms and relieve any pressure resulting from the tumor. Surgical removal of the pituitary tumor is the first treatment option and often results in rapid improvement of symptoms. Surgery can be curative if the tumor is small and accessible enough to be fully resected. However, an estimated 40% to 60% of acromegaly patients turn to pharmacological treatments if they are not candidates for surgery or surgery was unsuccessful. Somatostatin analogs octreotide (marketed as Sandostatin) and lanreotide (marketed as Somatuline) are selective for sst2 receptors and are the preferred first-line pharmacologic treatments. However, these peptides leave many patients inadequately controlled. For example, a meta-analysis published in 2014 by the Journal of Clinical Endocrinology and Metabolism showed that approximately 50% of over 4,000 acromegaly patients treated with octreotide or lanreotide failed to achieve biochemical control. Pegvisomant (marketed as Somavert) is a daily injectable GH receptor antagonist and is generally used in patients resistant to or intolerant of somatostatin analogs. Pasireotide (marketed as Signifor) is a less selective sst receptor agonist that is also used and has activity toward sst5, sst3 and sst2 receptors. However, pasireotide treatment leads to an increase in fasting plasma glucose levels in patients within the first two or three weeks of treatment and a pronounced shift to pre-diabetes and diabetes (as judged by HbA1c levels) within six months due to its insulin-suppressing sst5 activity. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used, but do not achieve hormone normalization in most patients. For this reason, dopamine agonists are usually used as adjunct to somatostatin analogs. While these currently approved drugs reduce the disease burden, many patients still report acromegaly symptoms despite treatment, particularly at the end of the monthly dosing cycle.

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

Neuroendocrine tumors (NETs) background

NETs arise from cells of the enteroendocrine system in the gastrointestinal tract (approximately 70% of cases) but can also arise from neuroendocrine cells in the lung (approximately 25% of cases) or, more rarely, the pancreas. These tumors are usually slow growing and often initially asymptomatic. Therefore, many patients are only diagnosed at a time of extensive metastatic disease, and these patients will often progress to liver failure. In approximately 10% of cases, these tumors are associated with excess secretion of serotonin resulting in carcinoid syndrome, which is characterized by severe diarrhea and flushing. Patients with well- and moderately- differentiated tumors and distant metastases have a five-year survival probability of 35%, according to a study published in the Journal of Clinical Oncology. NETs are present in approximately 171,000 adults in the United States and while still an orphan disease, it is the second most common gastrointestinal malignancy after colon cancer.

Current neuroendocrine tumor treatments and limitations

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

The overexpression of sst2 in NETs is also the basis for somatostatin targeted radioimaging of the tumors for diagnosis and staging. Peptide somatostatin analogs modified to incorporate a chelating agent can use their sst2 binding activity to concentrate radioisotopes in tumor tissue that can then be imaged using positron-emission tomography (PET). More recently, this approach has been adapted to deliver the beta particle emitter 177Lu for anti-tumor activity. A drug using this mechanism, Lutathera, significantly improved progression free survival and led to a substantial reduction in the risk of disease progression or death when added onto octreotide LAR therapy compared to a double dose of octreotide LAR, in a Phase 3 trial in NET patients who had failed on somatostatin analog therapy.

Paltusotine overview and clinical development

Paltusotine, our lead product candidate, pioneers a new class of oral selective nonpeptide sst2 biased agonists designed for the treatment of acromegaly and is the first agent in its class with reported clinical results. It is designed to reduce excess GH secretion from benign pituitary tumors and normalize IGF-1 levels in patients with acromegaly. In vitro pharmacology studies demonstrated that paltusotine potently stimulated sst2 receptor activity as measured by a decrease in cAMP accumulation in cells expressing the human sst2 receptor (EC50=0.25 nM, the concentration that achieves 50% cAMP inhibition). Analogous experiments using the other sst receptor subtypes showed paltusotine’s selectivity for sst2 was 4,000 times greater than the other sst receptor subtypes.

Internalization and desensitization of sst2 is thought to contribute to the inability of some patients to fully respond to octreotide. Therefore, in creating paltusotine, we focused our discovery efforts on identifying biased agonists that were selective for inhibition of cAMP accumulation while minimizing receptor internalization. In vitro studies have shown that paltusotine was 75 times more potent for cAMP inhibition than receptor internalization. Figure 2 illustrates the difference in bias between octreotide and paltusotine. Concentrations of octreotide where cAMP is maximally suppressed also induced extensive internalization of sst2 receptors whereas in the same experiment, nearly all receptors remained on the cell surface at concentrations where paltusotine maximally suppressed cAMP. We believe that this increased bias suggests a reduced likelihood of desensitization of the sst2 receptor by paltusotine at pharmacologically relevant concentrations.

Figure 2.    Dose response curves are shown from individual representative experiments. All points are the mean ± standard error of either triplicate or quadruplicate readings. White circles are from a cAMP assay measuring sst2 activation. Black circles are from an internalization assay measuring the amount of cell surface receptors. M = molar concentration.

In addition to somatostatin receptor-directed pharmacology, paltusotine showed little off-target activity in a variety of assays for other GPCRs, enzymes, ion channels and transporters. Based on further in vivo studies in rats and dogs, paltusotine suppressed GH and IGF-1 consistent with its mechanism of action. We conducted 28-day good laboratory practice, or GLP, toxicity studies in rats and dogs and identified no dose-limiting toxicities, which supported moving paltusotine into human clinical trials.

We began a Phase 1, double-blind, placebo-controlled trial in late 2017 to assess the safety, tolerability, PK and PD of paltusotine in 99 healthy human volunteers. This trial was performed at a single center in Melbourne, Australia, and the overall trial design is shown in Figure 3. Safety, tolerability and PK were monitored in all subjects. Subjects in the single ascending dose, or SAD, arm (up to 20 mg) were also evaluated for the ability of paltusotine to suppress GH secretion. Because GH secretion is pulsatile during the day, subjects in the first five SAD cohorts were given an intravenous bolus of GHRH (50 µg) to ensure a reliable window of high GH secretion. These GH responses were evaluated on day -1 (the day prior to dosing) and again on day 1 (the day of dosing either paltusotine or placebo). The ability of paltusotine to suppress serum IGF-1 was evaluated in the multiple ascending dose, or MAD, cohorts. A summary of the trial cohorts and an analysis of the data from this trial is presented below.

Figure 3.    Design of paltusotine Phase 1 trial. The SAD phase (N=8* per cohort (6 active, 2 placebo)) initially used an oral solution (1.25-20 mg) and switched to capsules for later cohorts (40-60 mg). The 10 mg SAD cohort also compared the plasma exposure of paltusotine when it was administered as an oral solution, first generation capsules when fasted and as first-generation capsules when taken with a high-fat breakfast. The MAD phase (N=9 per cohort (6 active, 3 placebo)) only used capsules (5-30 mg). There was an additional cohort (N=8) to assess the potential for drug-drug-interactions (midazolam +/- 20 mg paltusotine). *The 20 mg SAD Cohort only enrolled 7 subjects due to a subject’s last-minute cancellation.

Figure 4 shows a summary of PK-PD data from the SAD arm of the trial. As illustrated for the 10 mg cohort in Figure 4a, administration of GHRH on day -1 resulted in a rapid surge of serum GH that lasted approximately 2 hours. In contrast to day -1, the presence of paltusotine in plasma strongly suppressed (approximately 92%) stimulated GH secretion, consistent with the compound’s activity as an sst2 agonist. This response was dose dependent as shown in Figure 4b. The first-generation capsule achieved approximately 75% of the total plasma exposure (area under the curve, or AUC) of the same dose administered as an oral solution to fasted subjects (Figure 4c). However, when the capsule was administered with a standardized high fat meal, plasma AUC was reduced by approximately 83%, suggesting that the current formulation should be taken under fasted conditions. In the drug-drug interaction cohort, repeated dosing of paltusotine resulted in no change in the exposure of the sensitive CYP3A4 reporter midazolam, suggesting that paltusotine is not likely to cause drug interactions by inhibiting the metabolism of other drugs that are primarily metabolized by the major CYP enzymes in the liver.

Figure 4.    PK-PD analysis of the single-ascending dose arm. a) Suppression of GHRH stimulated GH by 10 mg of paltusotine (formerly CRN00808) administered as an oral solution on day 1 (filled circles), compared to day -1 (open circles). The plasma exposure of paltusotine is shown in black squares. b) Dose response of GH suppression of paltusotine (data excludes an outlier in the 1.25 mg cohort which was likely related to variability in method of GHRH administration. The methodology was corrected for cohorts 2.5 mg and higher). c) Comparison of paltusotine plasma exposure following oral administration of 10 mg paltusotine as an oral solution (black squares) and as a first-generation capsule (white squares). h = hour, Pbo=placebo. All data are mean ± standard error.

In the MAD arm, subjects were dosed with paltusotine for seven days (5 mg cohort) or ten days (10-30 mg cohorts) and serum IGF-1 levels were measured each day. In both acromegaly patients and healthy volunteers, sustained suppression of GH release results in lowering of serum IGF-1 levels. However, in contrast to the rapid effects of the GH response, IGF-1 levels are known to decrease more gradually and require several days of exposure to somatostatin agonists to produce an observable effect. Figure 5a illustrates the PK-PD relationship between trough plasma paltusotine concentrations and IGF-1 levels. As paltusotine concentrations reached steady state, serum IGF-1 concentrations began to decline. This decline reached steady state in approximately seven days. Of note, IGF-1 remained suppressed for several days after the final dose but began to recover as paltusotine plasma concentrations fell.

As shown in Figure 5b, paltusotine exhibited dose-proportional increase in exposure and a half-life of 42 to 50 hours, consistent with potential for once daily administration. Suppression of IGF-1 levels for the 10 mg, 20 mg and 30 mg cohorts was similar (Figure 5c) indicating that the 10 mg dose achieved a maximal response. This degree of IGF-1 suppression by paltusotine was similar to that observed for peptide somatostatin analogs (octreotide, lanreotide) in previously reported healthy volunteer studies. Concentrations of somatostatin analogs in healthy volunteers that result in this level of suppression in healthy volunteers are comparable to the trough concentrations in patients on the highest approved dose. This suggests that drug concentrations that result in maximal suppression of IGF-1 in healthy volunteers translates to meaningful suppression of IGF-1 in acromegaly patients.

Figure 5.    PK- PD analysis of the multiple-ascending dose arm. a) Time-course of plasma paltusotine (formerly CRN00808) trough concentrations (black squares) and IGF-1 concentrations (grey squares) in the 10 mg MAD cohort. b) Plasma concentration of paltusotine on last day of dosing. c) Dose response of IGF-1 suppression on last day of dosing for MAD cohorts compared to placebo (Pbo). All data are mean ± standard error.

The safety and tolerability of paltusotine in the trial was generally consistent with that of approved peptide somatostatin analogs. In the trial, paltusotine resulted in mild gastrointestinal disorders (such as abdominal pain, flatulence, abdominal distension, and diarrhea) in approximately 30% of subjects and mild elevations of pancreatic enzymes in approximately 10% of subjects. One subject experienced moderate abdominal pain after a single 40 mg dose. Additional adverse events included headache, dizziness and cardiac rhythm abnormalities (including nonsustained ventricular tachycardia, or NSVT) which were not dose dependent and also observed in placebo subjects and/or prior to dosing. One serious adverse event of moderate NSVT was observed following a single 1.25 mg dose and was considered unlikely to be related to paltusotine. Based on the conclusions from this Phase 1 clinical study, we selected 10 mg as the initial dose in our Phase 2 trials.

Based on the initial results of our Phase 1 clinical trial, we believe we have demonstrated proof-of-concept for the ability of paltusotine to suppress the GH axis in humans. We submitted an IND application to the FDA in August 2018 and are conducting three global Phase 2 clinical trials with paltusotine in acromegaly patients. The first of these, EVOLVE, is a double-blind, randomized, placebo-controlled trial conducted in approximately 36 patients whose IGF-1 levels are biochemically controlled by octreotide or lanreotide monotherapy. We are also conducting a second, open-label exploratory trial, EDGE, to evaluate the effects of paltusotine on approximately 45 patients whose IGF-1 levels are not biochemically controlled by octreotide or lanreotide alone. We dosed the first patients in the EVOLVE and EDGE trials in March 2019. The EVOLVE and EDGE trials are being conducted globally at the same centers. We are also conducting the ADVANCE trial, which is a Phase 2 open label, long term extension study designed to evaluate the safety and efficacy of paltusotine in patients that have completed the EVOLVE or EDGE trials. In parallel, we are developing a second-generation formulation that may mitigate the food effect observed with the first-generation capsule.

A summary of the trial design for the EVOLVE and EDGE studies is presented below.

CRN01941 overview and preclinical development

CRN01941 is an optimized, selective, orally available, nonpeptide biased agonist of sst2 receptor initially in development for the treatment of NETs. The chemical structure of CRN01941 is derived from a different chemical scaffold from that of paltusotine. In vitro pharmacology studies demonstrated that CRN01941 potently (EC50=0.1 nM) stimulated sst2 receptor activity (as measured by a decrease in cAMP accumulation in cells expressing the human sst2 receptor) and is highly biased for Gi signaling versus receptor internalization (88-fold). Analogous experiments using the other sst receptor subtypes showed selectivity for sst2 was greater than 100-fold over the other sst receptor subtypes.

Figure 6. Suppression of GHRH-stimulated GH secretion in normal rats by CRN01941 administered as an oral solution (grey bars) compared to vehicle (black bar).

In a preclinical rodent model of efficacy, CRN01941 potently inhibited GHRH-induced GH production (Figure 6). This model is analogous to the PK-PD component in the Phase 1 clinical trial that we performed for paltusotine. In addition, the drug-like characteristics of CRN01941 met our rigorous internal criteria that we use to determine if a product candidate should enter into preclinical development. This includes extensive evaluation of pharmacology, selectivity, drug interaction potential, oral bioavailability and PK in multiple species, synthetic accessibility and preliminary non-GLP safety assessments including 14-day screening toxicology in rats and cardiovascular safety studies in dogs.

We are currently conducting a Phase 1 human proof-of-concept clinical trial with CRN01941 and results are expected in early 2020. We intend to decide whether to advance CRN01941 or paltusotine into a later stage trial in NETs upon analysis of the cumulative data from the paltusotine and CRN01941 preclinical, nonclinical and clinical programs.

ACTH antagonists for the treatment of Cushing’s disease and other diseases of ACTH excess

We have identified selective, orally available nonpeptide ACTH antagonist leads intended for the treatment of Cushing’s disease that are designed to prevent excessive stimulation of the adrenal glands by the high circulating levels of ACTH found in Cushing’s disease patients. We believe these drug candidates may also be developed for other diseases of ACTH excess, including CAH, a disease caused by genetic defects that prevent the production of cortisol by the adrenal gland, and EAS, a disease in which a non-pituitary tumor secretes excessive amounts of ACTH. We are currently conducting first-in-human enabling studies with our lead ACTH antagonist development candidate.

Background on diseases of ACTH excess

Cushing’s syndrome was first described by Harvey Cushing over a century ago and results from a prolonged exposure to elevated levels of glucocorticoids, particularly cortisol. Common signs include growth of fat pads (collarbone, back of neck, face, trunk), excessive sweating, dilation of capillaries, thinning of the skin, muscle weakness, hirsutism, depression/anxiety, hypertension, osteoporosis, insulin resistance and hyperglycemia, heart disease and a range of other metabolic disturbances resulting in high morbidity. While excessive synthetic steroid administration or adrenal tumors can cause ACTH-independent forms of the disease, ACTH dependent Cushing’s syndrome (known as Cushing’s disease) is the most common form accounting for 60-80% of all cases and is most often due to tumors of pituitary corticotroph cells that secrete excess ACTH.

Cushing’s disease is an orphan indication with a prevalence of approximately 12,000 patients in the United States. It presents much more commonly in women, and usually between 30 and 50 years of age. Cushing’s disease often takes many years to diagnose and may well be under-diagnosed in the general population as many of its symptoms such as lethargy, depression, obesity, hypertension, hirsutism and menstrual irregularity can be incorrectly attributed to other more common disorders.

CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. This lack of cortisol leads to a breakdown of feedback mechanisms and results in persistently high levels of ACTH, which in turn causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. CAH occurs in 1 in 13,000 to 1 in 15,000 live births.

EAS is a rare disorder that results from non-pituitary tumors that secrete excessive amounts of ACTH. The supraphysiological degree of ACTH secretion in EAS can vary with effects that range from cushingoid to acutely life-threatening.

Current treatments and limitations

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Pharmacological therapy is required when surgery is delayed, contraindicated or unsuccessful. Adrenal enzyme inhibitors (e.g., metyrapone and ketoconazole) prevent the synthesis of cortisol and can improve symptoms but suffer from mechanistic side effects as a result of accumulation of precursor steroids and the resulting lack of negative feedback. For example, metyrapone is associated with hirsutism in women and patients must be monitored carefully to avoid hypoadrenalism. Ketoconazole often requires progressively increasing dosage to maintain disease control, but this is ultimately limited by the hepatotoxicity of the drug. In addition, it is a potent inhibitor of one of the most important drug metabolizing enzymes in the liver, CYP3A4, resulting in the potential for negative drug-interactions as a side effect. Mifepristone, a potent glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome, but is difficult to titrate and has significant liabilities due to its potent anti-progesterone activity. The recently approved somatostatin analog, pasireotide, inhibits ACTH secretion, but in a recently published study, only 15-26% of patients in a Phase 3 trial achieved normalization of urinary free cortisol while 73% of patients experienced a hyperglycemia-related adverse event due to the compound’s potent inhibition of insulin secretion.

The current treatment algorithm for CAH consists of lifelong daily glucocorticoid supplementation in an attempt to balance the inability to synthesize cortisol and alleviate the lack of negative feedback. The inability to precisely dose glucocorticoids can often lead to enduring cycles of over- or under-treatment. Under-treatment can result in adrenal crisis and intramuscular stress doses of glucocorticoid for acute illness are common. CAH patients have a two-fold risk of bone fractures compared to the general population and commonly suffer from hypercholesterolemia, insulin resistance, and hypertension. Compared to the general population, CAH patients have a diminished less life expectancy of 7 years and more than 20% of CAH patients will die of a condition complicated by adrenal crisis. Therefore, we believe a significant unmet medical need exists for improved agents to treat both Cushing’s disease and CAH.

Treatment options for EAS are limited, with the first goal being surgical removal of the tumors, if possible. If surgery is not an option, medical therapy may be used to block cortisol production. And in some cases, adrenalectomy is required if the tumor cannot be located and medical therapy does not fully block the cortisol production.

Product candidate discovery program

ACTH acts through a peptide GPCR called the melanocortin type 2 receptor, or MC2R, that is specifically expressed in the adrenal gland. Activation of MC2 by ACTH results in increased synthesis of cAMP, enhanced synthesis and secretion of cortisol and hypertrophy of adrenal cells. Our discovery team has identified potent, selective nonpeptide antagonists of MC2R designed to block ACTH action and prevent its excessive stimulation of the adrenal gland in Cushing’s disease and CAH patients. In vitro and in vivo pharmacology data from one of our initial antagonists are shown in Figure 7 below. Pharmacological mechanism is confirmed both by blocking of radiolabeled ACTH in a binding assay, as well as inhibiting the agonistic ability of ACTH to stimulate cAMP in cells expressing MC2R. In vivo proof-of-concept is demonstrated by the antagonist’s capacity to block corticosterone (CORT, the rat analog of cortisol) secretion in a rodent ACTH-challenge model, which mimics aspects of Cushing’s disease.

Figure 7.  In vitro and in vivo characterization of a nonpeptide ACTH antagonist development candidate. a) Competition binding assay showing displacement of radiolabeled ACTH by CRNX antagonist candidate. b) Functional assay showing that increasing concentrations of CRNX antagonist candidate shift the dose-response curve of ACTH stimulated cAMP accumulation in MC2R cells. c) Suppression of ACTH stimulated corticosterone release (CORT) in rats by 3 mg/Kg (white circles) or 10 mg/Kg (black circles) of CRNX antagonist administered orally, compared to vehicle treated animals (grey squares).

We are currently conducting first-in-human enabling studies with our lead ACTH antagonist development candidate and, if successful, plan to initiate a Phase 1 human proof-of-concept clinical trial.

Somatostatin receptor type 5 agonists for the treatment of hyperinsulinemias

We have identified oral selective nonpeptide sst5 receptor agonists that are designed to inhibit the excess insulin secretion associated with congenital and acquired disorders of hyperinsulinism, with our initial focus on CHI. We are currently conducting first-in-human enabling studies with our lead sst5 agonist development candidate.

Hyperinsulinemia background

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

Current treatments and limitations

Maintaining glucose levels through feeding or glucose infusions is the first step in managing CHI. Diazoxide is the only approved therapy indicated for hyperinsulinemia. It acts at the ATP-sensitive potassium channels, or KATP, that are involved in insulin secretion and inhibits insulin secretion. However, mutations in these channels are present in approximately 55% to 60% of CHI patients, which limits the efficacy of the drug in this population. There are also serious side effects of diazoxide, which include hypertrichosis (abnormal and excessive hair growth over much of the body) and pulmonary hypertension, for which the FDA issued a warning regarding its use in infants and children. Octreotide (used off-label) is administered as subcutaneous injections up to six times/day in those who respond poorly to diazoxide. Octreotide is an sst2 agonist, which can suppress both insulin and glucagon secretion (Figure 8). As glucagon is a primary physiologic defense mechanism against hypoglycemia, targeting sst2 is not optimal for CHI patients, and octreotide therapy fails for approximately 70% to 75% of patients. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. We believe an orally available sst5 agonist would provide an important new therapeutic option that inhibits insulin secretion while avoiding glucagon suppression, allowing these patients to maintain normal glucose levels and possibly avoid pancreatectomy, the surgical removal of all or a part of the pancreas.

Figure 8.    Hyperinsulinemia arising in CHI and the potential utility of sst5 agonists.

Preclinical development

In the process of discovering paltusotine, we synthesized many other drug-like nonpeptides, some of which also showed activity at other somatostatin receptor subtypes including sst5. Because activation of sst5 is known to strongly inhibit insulin secretion, we focused on optimizing selective sst5 agonists to identify potential product candidates.

Our lead sst5 agonist development candidate was examined in a rat model of CHI (Figure 9). In this model, rats were treated with sulfonylurea glyburide, which promotes insulin release by acting at KATP channels. This activity mimics the KATP channel mutations found in about half of CHI patients. This high level of insulin produced a decrease of blood glucose in rats. When these rats were then treated with our development candidates, blood glucose levels returned to normal, and at higher doses, even to a hyperglycemic state. Repeat dose experiments demonstrated that insulin continued to be suppressed after seven days. Further, glucagon secretion was not suppressed in these experiments.

Figure 9.    a) Rescue of glyburide-induced hypoglycemia by lead sst5 agonist development candidate in rats. To mimic a hypoglycemic state similar to CHI, rats were treated with the sulfonylurea glyburide (30 mg/kg, grey squares) or vehicle (dashed line). Our lead sst5 agonist development candidate was administered orally two hours after glyburide administration at either 10 mg/Kg (white circles) or 30 mg/Kg (black circles). b) Effects on glucose and insulin secretion after repeat dosing by lead sst5 agonist development candidate in rats. Vehicle (grey squares) or our lead sst5 agonist development candidate was administered once daily at either 10 mg/Kg (white circles) or 30 mg/Kg (black circles), or for 7 days. To ensure a hyperinsulinemic state on day 7, rats were administered an oral glucose bolus (1.5 mg/Kg, grey squares) one hour after compound/vehicle administration and glucose and insulin were subsequently measured. All data are mean ± standard error.

In addition, the drug-like characteristics of our lead sst5 agonist development candidate met our rigorous internal criteria that we use to determine if a product candidate should enter into preclinical development. This includes extensive evaluation of pharmacology, selectivity, drug interaction potential, oral bioavailability and PK in multiple species, synthetic accessibility and preliminary non-GLP safety assessments including 14-day screening toxicology in rats and cardiovascular safety studies in dogs.

Our lead sst5 agonist development candidate entered preclinical development in 2019. We are currently conducting first-in-human enabling studies with our lead sst5 agonist development candidate and, if successful, plan to initiate a Phase 1 human proof-of-concept clinical trial.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Novartis). Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In terms of other products in clinical development, all of them are new formulations of peptide somatostatin agonists or GH receptor antagonists. Chiasma, Inc. has submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for an oral octreotide product candidate for the maintenance therapy of adult patients with acromegaly in whom prior treatment with somatostatin analogs has been shown to be effective and tolerated. Other companies developing new pharmaceutical therapies for acromegaly include Camurus AB, Dauntless Pharmaceuticals, Inc., Enesi Pharma Limited, Ionis Pharmaceuticals, Inc./Antisense Therapeutics Ltd., MidaTech Pharma PLC, Aquestive Therapeutics, Inc., and Rani Therapeutics, Inc.

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

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Adrenal enzyme inhibitors (metyrapone, ketoconazole) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Novartis and Strongbridge Biopharma are each conducting Phase 3 clinical trials with osilodrostat and levoketoconazole, respectively. Other companies developing products for potential use in Cushing’s disease include Corcept, Cyclacel Pharmaceuticals, Inc. and Millendo Therapeutics, Inc. Neurocrine Biosciences and Spruce Biosciences are developing CRF receptor antagonists for the treatment of CAH.

With respect to CHI, maintaining glucose levels through feeding or glucose infusions is the first step in managing the disease. Diazoxide (marketed by Teva Pharmaceuticals, Inc.) is the only approved therapy indicated for hyperinsulinemia. Octreotide (used off-label) is administered as subcutaneous injections in those who respond poorly to diazoxide. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. Xeris Pharmaceuticals, Inc. received marketing approval for its ready-to-use glucagon in 2019. Companies in or entering Phase 3 are Eli Lilly and Company and Zealand Pharma A/S with glucagon analogs. Other companies developing products for potential use in CHI include Eiger Biopharmaceuticals, Inc. and Rezolute, Inc.

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

Intellectual property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending our patent rights. We own the issued patents and patent applications relating to our lead product candidate paltusotine, as well as our other product candidates. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States directed to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of endocrinology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We own six U.S. patents. More specifically, we own two U.S. patents with claims directed to our lead product candidate paltusotine and other related compounds, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of paltusotine, to treat acromegaly, neuroendocrine tumors, and/or pain. These U.S. patents are expected to expire in July 2037, absent any patent term extensions for regulatory delay. The other patents and patent applications are directed to various compounds as compositions of matter, pharmaceutical compositions comprising such compounds, and related methods of using such compounds. These issued patents, and any patents that may issue from our pending patent applications are expected to expire between 2036 and 2039, absent any patent term adjustments or extensions. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. We also own three trademark registration applications.

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

Government regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States.

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

Expedited development and review programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Fast Track designation, priority review and Breakthrough Therapy do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to repeal, challenge or replace the ACA will impact the ACA or our business.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning in 2022, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

Employees

As of February 28, 2020, we had 68 full-time employees, 20 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we rely on a number of consultants to assist us.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our website at www.crinetics.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2010, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering potential product candidates and conducting preclinical studies and clinical trials. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, only two of our product candidates, paltusotine and CRN01941, are in clinical development, while our other development programs remain in the preclinical or discovery stages. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 1, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2019, we had an accumulated deficit of $93.8 million. Our losses have primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved products.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of paltusotine and CRN01941 and continue our research and development activities and conduct preclinical studies for our other development programs, and seek regulatory approval for our current product candidates and any future product candidates, including product candidates that we may develop for our ACTH antagonist and sst5 agonist development programs. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and investment securities will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We do not currently expect future grant revenues to be a material source of revenue. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2019 we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or the Sales Agents, under which we may, from time to time, sell up to $75.0 million of shares of our common stock through the Sales Agents. However, there can be no assurance that the Sales Agents will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agents at any time upon ten days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, including under the Sales Agreement, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks related to the discovery and development and regulatory approval of our product candidates

We are early in our development efforts and have only two product candidates in clinical development. All of our other research programs are still in the preclinical or discovery stage. If we are unable to successfully develop product candidates or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have only two product candidates, paltusotine and CRN01941, in clinical development. All of our other development programs are still in the preclinical or drug discovery stage. We have invested substantially all of our efforts and financial resources in developing our current product candidates, potential product candidates and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with favorable results;
•

acceptance of INDs by the FDA or acceptance of similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities, including NDAs, from the FDA and maintaining such approvals;
•	making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	maintaining an acceptable safety profile of our products following approval; and
•	maintaining and growing an organization of scientists and businesspeople who can develop our products and technology.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of paltusotine, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

We cannot assure you that we will be able to successfully develop any product candidates.

The success of our business depends primarily upon our ability to discover, develop and commercialize products created with our internal capabilities, including the experience of our scientists and drug development staff. While we believe we have a highly productive drug discovery and development organization, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We may be unsuccessful in moving our other product candidates from preclinical studies into clinical development, including for our ACTH antagonist and sst5 agonist programs, discovering additional product candidates, and any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted preclinical studies and have Phase 1 results for paltusotine, we do not know how paltusotine will perform in future clinical trials, including as a result of any differences resulting from the use of new formulations that we may use in subsequent clinical trials of paltusotine. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, results from our Phase 1 clinical trial for paltusotine showed that the current capsule formulation exhibited an approximately 85% reduction in plasma concentrations when administered with a high fat breakfast, and, as a result, our protocols for our Phase 2 trials require that patients fast prior to drug therapy. This may introduce variability into our Phase 2 results due to patient compliance. We expect to conduct additional activities to improve the capsule formulation but cannot provide any assurance we will be successful in doing so. Furthermore, although our product candidates all target endocrine diseases and/or endocrine-related tumors, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical proof-of-concept in healthy volunteers.

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

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We conducted our Phase 1 clinical trial of paltusotine in Australia, and we submitted an IND to the FDA in August 2018 prior to initiating our Phase 2 clinical trials in late 2018. Our Phase 2 clinical trials are being conducted at centers in the United States, South America, Australia, New Zealand, as well as in certain European countries. In addition, our Phase 1 clinical trial of CRN01941 is currently being conducted in Australia. We may conduct future Phase 1 clinical trials for our other product candidates outside the United States. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND or similar regulatory filing, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development costs.

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

•	obtaining approval from one or more institutional review boards, or IRBs;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocol;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
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

Further, conducting clinical trials in foreign countries, as we currently are and may continue to do, for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned or ongoing clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, each of our target indications is an orphan indication and, in particular, our lead product candidate, paltusotine, targets acromegaly, a condition which currently affects approximately 25,000 people in the United States. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned or ongoing clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. For example, the most common adverse events observed in our Phase 1 trial of paltusotine were mild gastrointestinal disorders occurring in approximately 30% of subjects (such as abdominal pain, flatulence, abdominal distension, and diarrhea) and mild elevations of pancreatic enzymes occurring in approximately 10% of subjects. One subject experienced moderate abdominal pain after a single 40 mg dose. Additional adverse events included headache, dizziness and cardiac rhythm abnormalities (including non-sustained ventricular tachycardia, or NSVT), which were not dose dependent and also observed in placebo subjects and/or prior to dosing. One serious adverse event of moderate NSVT was observed following a single 1.25 mg dose and was considered by the investigator unlikely to be related to paltusotine. Further analysis may reveal adverse events inconsistent with the safety results observed to date. Additionally, while we have not yet initiated clinical trials for any of our other product candidates, it is likely that there may be side effects associated with their use. Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

Although we have completed our first Phase 1 clinical trial for paltusotine, we have not as an organization completed later-stage clinical trials or submitted an NDA and may be unable to do so for any of our product candidates.

We will need to successfully complete Phase 1 and Phase 2 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market paltusotine, CRN01941 or any of our other product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we are in the process of conducting our first Phase 2 clinical trials for paltusotine as well as a Phase 1 clinical trial for CRN01941 and have not yet conducted any clinical trials for our other product candidates. We have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing and submitting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of paltusotine, CRN01941 or any of our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of paltusotine, CRN01941 or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing paltusotine, CRN01941 or any other product candidate.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming and which may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

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

We plan to seek orphan drug designation for paltusotine and certain of our other product candidates. We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or the EMA, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We plan to seek orphan drug designation in the United States and the European Union for paltusotine for acromegaly patients, and we intend to seek orphan drug designation for certain of our other product candidates. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply.

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

We have conducted, and continue to conduct, clinical trials for paltusotine and CRN01941 outside of the United States and we may do so for our other product candidates. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our initial Phase 1 clinical trials for paltusotine in Australia and we are conducting our Phase 2 clinical trials for paltusotine at centers in the United States, South America, Australia, New Zealand, and in certain European countries. In addition, our Phase 1 clinical trial of CRN01941 is currently being conducted in Australia. We believe that clinical data generated outside of the United States will be accepted by the FDA and its foreign equivalents outside, and therefore will enable us to commence registration clinical trials in the United States or the European Union, without the need for us to repeat our Phase 1 and Phase 2 clinical trials. If the FDA, U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, or other foreign equivalents do not accept any such data, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

For example, effective January 31, 2020, the United Kingdom commenced an exit from the European Union, commonly referred to as “Brexit.” During a transition period (set to expire on December 31, 2020), the British government will continue to negotiate the terms of the United Kingdom's future relationship with the European Union. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. This could cause disruptions to, and create uncertainty surrounding, our planned clinical trials and activities in the United Kingdom, including affecting our relationships with our existing and prospective customers, partners, vendors and employees, and could have a material impact on the regulatory regime applicable to our planned clinical trial in the United Kingdom. Changes impacting our ability to conduct business in the United Kingdom or other European Union countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may have a material adverse impact on our business, financial condition and prospects.

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

We are dependent on third parties to conduct our preclinical studies and clinical trials, including our ongoing clinical trials for paltusotine and CRN01941 and any future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

In addition, if any of our product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Recordati). Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In terms of other products in clinical development, all of them are new formulations of peptide somatostatin agonists or GH receptor antagonists. Chiasma, Inc. has submitted an NDA to the FDA for an oral octreotide product candidate for the maintenance therapy of adult patients with acromegaly in whom prior treatment with somatostatin analogs has been shown to be effective and tolerated. Other companies developing new pharmaceutical therapies for acromegaly include Camurus AB, Dauntless Pharmaceuticals, Inc., Enesi Pharma Limited, Ionis Pharmaceuticals, Inc./Antisense Therapeutics Ltd., MidaTech Pharma PLC, Aquestive Therapeutics, Inc. and Rani Therapeutics, Inc.

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

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Adrenal enzyme inhibitors (metyrapone, ketoconazole) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Recordati and Strongbridge Biopharma are each conducting Phase 3 clinical trials with osilodrostat and levoketoconazole, respectively. Other companies developing products for potential use in Cushing’s disease include Corcept, Cyclacel Pharmaceuticals, Inc. and Millendo Therapeutics, Inc. Neurocrine Biosciences and Spruce Biosciences are developing CRF receptor antagonists for the treatment of CAH.

With respect to CHI, maintaining glucose levels through feeding or glucose infusions is the first step in managing the disease. Diazoxide (marketed by Teva Pharmaceuticals, Inc.) is the only approved therapy indicated for hyperinsulinemia. Octreotide and lanreotide (used off-label) are administered as injections in patients who respond poorly to diazoxide. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. Xeris Pharmaceuticals, Inc. received marketing approval for its ready-to-use glucagon in 2019. Companies in or entering Phase 3 are Eli Lilly and Company and Zealand Pharma A/S with glucagon analogs. Other companies developing products for potential use in CHI include Eiger Biopharmaceuticals, Inc. and Rezolute, Inc.

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

The number of patients suffering from the rare endocrine diseases that we target, including acromegaly, NETs, Cushing’s Disease, CAH, EAS and CHI is small, and have not been established with precision. If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

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

As of February 28, 2020, we had 68 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We are subject to various foreign, federal and state healthcare laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti- Kickback Statute or specific intent to violate it in order to have committed a violation;

•

the federal false claims, including the civil False Claims Act, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (starting in 2022), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

We are subject to governmental regulation and other legal obligations related to privacy, data protection and information security. Compliance with these requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the U.S., E.U. and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., HIPAA and CCPA (defined below), and, in the E.U., and shortly in the EEA, Regulation 2016/679, known as the General Data Protection Regulation, or GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In the U.S., we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAAs security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although we believe that we would not be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

In Europe, as of May 25, 2018, the General Data Protection Regulation, or GDPR replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. For example, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The implementation of a new accounting system could interfere with our business and operations.

We are in the process of implementing a new accounting system, NetSuite. The implementation of new systems and enhancements may be disruptive to our business and can be time-consuming and divert management’s attention. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business and operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third- party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. For example, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, Hubei Province, China, resulting in the closure of certain of our third-party manufacturers and clinical suppliers. While these closures are expected to be temporary, the continued closure or understaffing of these vendors could delay our ability to conduct and/or complete our ongoing preclinical studies in a timely fashion. At this point, the extent to which the coronavirus, and any measures taken by the governments of China or any of the other countries affected, may impact our results is uncertain and cannot be predicted. In addition, our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Although we own six issued patents in the United States, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Although we have six issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our common stock only began trading on the Nasdaq Global Select Market, or Nasdaq, in 2018, and we can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 80% of our outstanding common stock as of February 28, 2020. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 12,398,097 shares of our outstanding common stock, or approximately 50% of our total outstanding common stock as of February 28, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non‑voting common shares held by non‑affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non‑voting common shares held by non‑affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

The rules and regulations applicable to public companies may substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We currently have limited research coverage by securities and industry analysts. If securities or industry analysts do not continue coverage of our company, the trading price for our stock would be negatively impacted. In the event one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” unless we are no longer an accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in process of implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2019, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, however, that this exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this provision in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2019, after reducing net operating losses, or NOLs, and research and development credits for amounts not expected to be utilized, we had federal, state and foreign NOL carryforwards of approximately $54.5 million, $61.6 million and $0.4 million, respectively. The federal and state NOL carryforwards will begin to expire in 2035, unless previously utilized. The foreign NOL carryforwards do not expire. The Company also has federal and California research and development credit carryforwards totaling $4.0 million and $1.9 million, respectively. The federal research and development credit carryforwards will begin to expire in 2030, unless previously utilized. The California research credits do not expire.

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

Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Cut and Jobs Act of 2017 has significantly changed the U.S. federal income taxation of U.S. corporations. The Tax Act remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which have lessened or increased certain adverse impacts of the Tax Act and may do so in the future. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to work with our tax advisors and auditors to determine the full impact the Tax Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to the Tax Act.

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

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “CRNX.”

Holders of Common Stock

As of February 28, 2020, there were 19 registered holders of record of our common stock.  This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On July 17, 2018, the SEC declared effective our registration statement on Form S-1 (File No. 333-225824), as amended, filed in connection with our IPO. The IPO closed on July 20, 2018 and we issued and sold 6,900,000 shares of our common stock at a price to the public of $17.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $117.3 million, before deducting underwriting discounts and commissions of approximately $8.2 million and estimated offering expenses of approximately $2.6 million. The managing underwriters of the offering were J.P. Morgan Securities LLC, Leerink Partners LLC and Piper Jaffray & Co. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO.

As of December 31, 2019, we have not used any of the proceeds from our IPO.

Issuer Repurchases of Equity Securities

None.

Stock Performance Graph

The following graph shows a comparison from July 18, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite index (IXIC). The graph assumes an initial investment of $100 on July 18, 2018. The comparison in the graph is not intended to forecast or be indicative of the possible future performance of our common stock.

Item 6. Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements. This data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Year ended December 31,
Amounts in thousands, except per share data:	2019	2018	2017	2016
Statement of operations data:
Grant revenues	$1,193	$2,428	$2,045	$589
Research and development expenses	$41,506	$24,479	$9,233	$5,100
General and administrative expenses	$13,519	$6,659	$1,939	$1,533
Total operating expenses	$55,025	$31,138	$11,172	$6,633
Loss from operations	$(53,832)	$(28,710)	$(9,127)	$(6,044)
Net loss	$(50,422)	$(27,115)	$(9,157)	$(6,019)
Net loss per share – basic and diluted	$(2.09)	$(2.23)	$(6.68)	$(5.96)
Weighted average shares outstanding – basic and diluted	24,175	12,142	1,371	1,011

	Year ended December 31,
Amounts in thousands:	2019	2018	2017	2016
Balance sheet data:
Cash, cash equivalents and short-term investments	$118,392	$163,875	$14,192	$12,152
Working capital	$114,999	$158,758	$14,268	$11,475
Total assets	$130,377	$171,415	$15,598	$12,599
Total liabilities	$13,238	$11,190	$920	$1,063
Convertible preferred stock	$—	$—	$29,700	$17,740
Accumulated deficit	$(93,802)	$(43,380)	$(16,265)	$(7,108)
Total stockholders’ equity (deficit)	$117,139	$160,225	$(15,022)	$(6,204)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our lead product candidate, paltusotine (formerly CRN00808), is currently in clinical development for the treatment of acromegaly, and we are advancing additional product candidates through clinical and preclinical studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following two product candidates and preclinical programs:

•

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or sst2, biased agonists designed for the treatment of acromegaly and neuroendocrine tumors, or NETs. We are currently conducting three global Phase 2 clinical trials of paltusotine in acromegaly patients, the ACROBAT EVOLVE, or EVOLVE, ACROBAT EDGE, or EDGE and ACROBAT ADVANCE, or ADVANCE, trials. The EVOLVE trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of paltusotine, in subjects with acromegaly whose disease is biochemically controlled by octreotide LAR or lanreotide depot monotherapy. The EDGE trial is an open label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of paltusotine in subjects with acromegaly that are treated with somatostatin analog based treatment regimens but whose disease is not biochemically controlled by monotherapy. The ADVANCE trial is an open label, long term extension study designed to evaluate the safety and efficacy of paltusotine in patients that have completed the EVOLVE or EDGE trials. We dosed the first patients in the EVOLVE and EDGE trials in March 2019.

•

CRN01941 is also an oral nonpeptide sst2 biased agonist initially in development for the treatment of NETs. We initiated a Phase 1 clinical trial in May 2019 to examine the safety, tolerability, pharmacokinetics, and pharmacodynamics of CRN01941 and expect results from this trial in early 2020. We intend to decide whether to advance CRN01941 or paltusotine into a later stage trial in NETs upon analysis of the cumulative data from the paltusotine and CRN01941 preclinical, nonclinical and clinical programs.

•

We are developing the first nonpeptide product candidate to antagonize peptide adrenocorticotrophic hormone, or ACTH, designed for the treatment of Cushing’s disease and other diseases caused by excess ACTH, including congenital adrenal hyperplasia and Ectopic ACTH Syndrome. We are currently conducting first-in-human enabling studies with our lead ACTH antagonist development candidate.

•

We are developing a new class of oral selective nonpeptide somatostatin type 5 receptor, or sst5, agonists designed to treat congenital hyperinsulinism, or CHI. We are currently conducting first-in-human enabling studies with our lead sst5 agonist development candidate.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We recognize revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations to date primarily through our grant revenues, the private placement of our preferred stock, and our initial public offering, or IPO, in July 2018. As of December 31, 2019, we had unrestricted cash, cash equivalents and investment securities of $118.4 million.

We have incurred cumulative net losses since our inception and, as of December 31, 2019, we had an accumulated deficit of $93.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Financial operations overview

Grant revenues

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. Revenues for 2019, 2018 and 2017 were derived from Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. We do not currently expect future grant revenues to be a material source of funding.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during 2019, 2018 and 2017 related to the research and development of paltusotine. We deploy our personnel and facility related resources across all of our research and development activities.

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

General and administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and commercial planning expenses. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Operating Lease

Effective January 1, 2019, the Company determines if an arrangement is a lease at the inception of the arrangement. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease assets, accrued expenses and other current liabilities and noncurrent operating lease liabilities in the consolidated balance sheets based on the present value of the minimum lease payments called for under the arrangement. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Stock-based compensation expense

Stock-based compensation expense represents the cost of the estimated grant date fair value of stock option awards and employee stock purchase plan rights amortized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur.

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

Results of Operations

Comparison of the years ended December 31, 2019 and 2018.

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,		Dollar
	2019	2018	Change
Grant revenues	$1,193	$2,428	$(1,235)
Operating expenses:
Research and development	41,506	24,479	17,027
General and administrative	13,519	6,659	6,860
Total operating expenses	55,025	31,138	23,887
Loss from operations	(53,832)	(28,710)	(25,122)
Other income (expense), net	3,410	1,595	1,815
Net loss	$(50,422)	$(27,115)	$(23,307)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants and totaled $1.2 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively. Our 2019 revenues were primarily associated with research activities for one SBIR Grant, while our 2018 revenues were primarily related to research activities for two such grants. We do not expect grant revenues to be significant in future periods.

Research and development expenses.     Research and development expenses were $41.5 million and $24.5 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $9.9 million associated with our clinical and nonclinical activities for paltusotine as well as our other clinical and preclinical programs. Additionally, our 2019 results reflect an increase in costs of $4.5 million due to the hiring of additional personnel (which includes $2.1 million of additional stock-based compensation).

General and administrative expenses.     General and administrative expenses were $13.5 million and $6.7 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to increases in personnel-related costs of $3.2 million (which includes $1.9 million of additional stock-based compensation), spending on pre-commercialization activities and corporate legal services of $1.6 million, as well as expenses associated with operating as a publicly traded company.

Other income (expense).     Other income (expense), net was $3.4 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to interest income earned on higher cash and investment balances due to the funds raised from investors in 2018.

Comparison of the years ended December 31, 2018 and 2017.

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

Research and development expenses.     Research and development expenses were $24.5 million and $9.2 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to increased spending on manufacturing and development activities associated with our clinical and nonclinical activities for paltusotine as well as our other preclinical programs, an increase in personnel related costs due to the hiring of additional development personnel, including $1.0 million of additional stock-based compensation, and increased facility costs due to the expansion of our leased facilities.

General and administrative expenses.     General and administrative expenses were $6.7 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to increases in personnel-related costs, including $1.1 million of additional stock-based compensation, as well as expenses associated with operating as a publicly traded company.

Other income (expense).     Net other income was $1.6 million for the year ended December 31, 2018, compared with net other expense of $30,000 for the year ended December 31, 2017. The increase was primarily due to interest income earned on higher cash and investment balances due to the funds raised from investors in 2018.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2019, we had an accumulated deficit of $93.8 million and unrestricted cash, cash equivalents and investment securities of $118.4 million.

The following table provides information regarding our cash flows for each of the years in the three-year period ended December 31, 2019 (in thousands):

	Years ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(46,381)	$(19,459)	$(9,479)
Net cash provided by (used in) investing activities	41,667	(119,458)	(304)
Net cash provided by financing activities	67	170,198	11,823
Net change in cash, cash equivalents and restricted cash	$(4,647)	$31,281	$2,040

Comparison of the years ended December 31, 2019 and 2018

Operating Activities.     Net cash used in operating activities was $46.4 million and $19.5 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine as well as our other clinical and preclinical programs, and higher personnel-related costs. The net cash used in operating activities during the year ended December 31, 2019 was primarily due to our net loss of $50.4 million and a $2.1 million change in operating assets and liabilities, adjusted for $6.2 million of noncash charges, including stock-based compensation and depreciation expense. Net cash used in operating activities during the year ended December 31, 2018 was primarily due to our net loss of $27.1 million, adjusted for $2.4 million of noncash charges, primarily for stock-based compensation and depreciation expense, and a $5.3 million change in operating assets and liabilities.

Investing activities.     Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $41.7 million during 2019, compared to approximately $119.5 million used during 2018.

Financing activities.    Net cash provided by financing activities was $67,000 and $170.2 million for the years ended December 31, 2019 and 2018, respectively. The net cash provided by financing activities during 2019 was the result of the exercise of stock options, net of stock repurchase activities. The net cash provided by financing activities during 2018 was primarily due to the net proceeds of $63.3 million from the sale of Series B convertible preferred stock, the net proceeds of $106.5 million raised in our initial public offering in July and $0.5 million from the exercise of common stock options.

Comparison of the years ended December 31, 2018 and 2017

Operating Activities.     Net cash used in operating activities was $19.5 million and $9.5 million for the years ended December 31, 2018 and 2017, respectively. The net cash used in operating activities during the year ended December 31, 2018 was primarily due to our net loss of $27.1 million, adjusted for $2.4 million of noncash charges and a $5.3 million change in operating assets and liabilities. The increase in cash used in operations were primarily attributable to development and manufacturing activities associated with paltusotine as well as our clinical and preclinical programs, and higher personnel costs. The noncash charges primarily related to $2.3 million of stock-based compensation charges and $0.5 million of depreciation expense. Net cash used in operating activities during the year ended December 31, 2017 was primarily due to our net loss of $9.2 million, adjusted for $0.4 million of noncash charges and a $0.7 million change in operating assets and liabilities. The noncash charges primarily related to $0.3 million of stock-based compensation charges and $0.1 million of depreciation expense.

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

Liquidity and Capital Resources

We believe that our existing unrestricted cash, cash equivalents and investment securities, together with investment income, and future payments due under our SBIR Grants, will be sufficient to satisfy our current and projected funding requirements into the second half of 2021. We expect these funds will allow us to complete our ongoing Phase 2 clinical trials for paltusotine as well as continue advancing our pipeline programs. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 19, 2019 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. As of December 31, 2019, no shares had been issued pursuant to the Sales Agreement.

Between January 1, 2020 and March 6, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Operating lease obligations (1)	$6,899	$1,123	$2,381	$2,524	$871
Total	$6,899	$1,123	$2,381	$2,524	$871

(1)	Our operating lease obligations relate to our corporate headquarters in San Diego, California.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents and investment securities consist of cash held in readily available checking and money market accounts, as well as short-term debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Foreign Currency

We contract with vendors, CROs and investigational sites in several foreign countries, including countries in South America, Europe and the Asia Pacific. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date, we have not incurred any material adverse effects from foreign currency changes on these contracts.

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $50,000 and $144,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crinetics Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

San Diego, California

March 9, 2020

CRINETICS PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$40,326	$44,973
Investment securities	78,066	118,902
Prepaid expenses and other current assets	4,947	2,808
Total current assets	123,339	166,683
Property and equipment, net	3,946	4,232
Operating lease right-of-use asset	2,510	—
Restricted cash	500	500
Other assets	82	—
Total assets	$130,377	$171,415
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,498	$5,265
Accrued compensation and related expenses	2,118	2,279
Other current liabilities	724	381
Total current liabilities	8,340	7,925
Operating lease liability, non-current	4,849	—
Unvested stock liability	49	202
Deferred rent	—	3,063
Total liabilities	13,238	11,190
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized, no shares issued or outstanding at December 31, 2019 or 2018	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized, 24,296 and 24,263 shares issued and outstanding at December 31, 2019; 24,188 and 24,061 shares issued and outstanding at December 31, 2018	210,793	203,544
Accumulated other comprehensive income	148	61
Accumulated deficit	(93,802)	(43,380)
Total stockholders’ equity	117,139	160,225
Total liabilities and stockholders’ equity	$130,377	$171,415

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Grant revenues	$1,193	$2,428	$2,045
Operating expenses:
Research and development	41,506	24,479	9,233
General and administrative	13,519	6,659	1,939
Total operating expenses	55,025	31,138	11,172
Loss from operations	(53,832)	(28,710)	(9,127)
Other income (expense):
Interest income	3,460	1,748	26
Other income (expense), net	(50)	(153)	(56)
Total other income (expense), net	3,410	1,595	(30)
Net loss	(50,422)	(27,115)	(9,157)
Other comprehensive income:
Unrealized gain on investment securities	87	61	—
Comprehensive loss	$(50,335)	$(27,054)	$(9,157)
Net loss per share:
Net loss per share - basic and diluted	$(2.09)	$(2.23)	$(6.68)
Weighted average shares - basic and diluted	24,175	12,142	1,371

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock	Common Stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2017	17,258	$17,740	1,165	$904	$—	$(7,108)	$(6,204)
Issuance of Series A convertible preferred, net of issuance costs of $40	11,505	11,960	—	—	—	—	—
Vesting of shares subject to repurchase	—	—	287	2	—	—	2
Exercise of stock options	—	—	98	66	—	—	66
Stock-based compensation	—	—	—	271	—	—	271
Net loss	—	—	—	—	—	(9,157)	(9,157)
Balance at December 31, 2017	28,763	29,700	1,550	1,243	—	(16,265)	(15,022)
Issuance of Series B convertible preferred, net of issuance costs of $225	19,641	63,275	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $10,829	—	—	6,900	106,472	—	—	106,472
Conversion of preferred stock into common stock	(48,404)	(92,975)	14,713	92,975	—	—	92,975
Vesting of shares subject to repurchase	—	—	541	21	—	—	21
Exercise of stock options	—	—	337	231	—	—	231
Issuance of stock pursuant to Stock Purchase Plan	—	—	20	282	—	—	282
Stock-based compensation	—	—	—	2,320	—	—	2,320
Comprehensive income	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(27,115)	(27,115)
Balance at December 31, 2018	—	—	24,061	203,544	61	(43,380)	160,225
Vesting of shares subject to repurchase	—	—	63	94	—	—	94
Exercise of stock options	—	—	90	126	—	—	126
Issuance of stock pursuant to Stock Purchase Plan	—	—	49	735	—	—	735
Stock-based compensation	—	—	—	6,294	—	—	6,294
Comprehensive income	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	(50,422)	(50,422)
Balance at December 31, 2019	—	$—	24,263	$210,793	$148	$(93,802)	$117,139

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(50,422)	$(27,115)	$(9,157)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	6,294	2,320	271
Depreciation and amortization	887	471	128
Noncash lease expense	226	—	—
Accretion of purchase discounts and amortization of premiums on investment securities, net	(1,229)	(433)	—
Other	(4)	—	—
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(2,221)	(1,802)	(783)
Accounts payable and accrued expenses	696	7,361	47
Operating lease liability	(608)	—	—
Deferred rent	—	(261)	15
Net cash used in operating activities	(46,381)	(19,459)	(9,479)
Investing activities:
Purchases of investment securities	(108,136)	(118,399)	—
Maturities of investment securities	150,295	—	—
Purchases of property and equipment	(492)	(1,059)	(304)
Net cash provided by (used in) investing activities	41,667	(119,458)	(304)
Financing activities:
Proceeds from issuance of convertible preferred stock, net	—	63,275	11,969
Proceeds from issuance of common stock, net	—	106,472	—
Proceeds from exercise of stock options	126	451	66
Repurchase of unvested shares	(59)	—	—
Repayments of borrowings under long-term debt	—	—	(212)
Net cash provided by financing activities	67	170,198	11,823
Net change in cash, cash equivalents and restricted cash	(4,647)	31,281	2,040
Cash, cash equivalents and restricted cash - beginning of period	45,473	14,192	12,152
Cash, cash equivalents and restricted cash - end of period	$40,826	$45,473	$14,192
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$8
Non-cash financing activity:
Purchase of shares pursuant to Stock Purchase Plan	$735	$282	$—
Change in unvested stock liability	$94	$21	$2
Amounts accrued for purchases of property and equipment	$112	$42	$—
Tenant improvement allowance	$—	$3,304	$—

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

As of December 31, 2019, the Company had $118.4 million in unrestricted cash, cash equivalents and investment securities. The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $93.8 million as of December 31, 2019. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

On August 13, 2019 the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $75.0 million through the Sales Agents (the “ATM Offering”).

On August 13, 2019, the Company also filed a registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of Company common stock from time to time through the ATM Offering. The Registration Statement became effective on August 29, 2019. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accrued amounts receivable under the Australian research and development tax incentive program, accrued expenses and associated research and development expense, the assumptions underlying the determination of the estimated incremental borrowing rate for the determination of the Company’s operating lease right-of-use asset, and the assumptions underlying the determination of the fair value of equity awards for purposes of determining stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash held in readily available checking and money market accounts, as well as short-term debt securities with maturities of three months or less when purchased. Restricted cash represents cash held as collateral for the Company’s facility lease and is reported as a long-term asset in the accompanying consolidated balance sheets.

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

Realized gains and losses on investment securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. As all the Company’s investment holdings are in the form of debt securities, unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive income. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned and is included in investment income, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and investment securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Beginning January 1, 2019, leases with a term longer than 12 months that are determined to be operating leases are included in operating lease assets, accrued expenses and other current liabilities and noncurrent operating lease liabilities in the consolidated balance sheets based on the present value of the minimum lease payments called for under the arrangement. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses in any of the periods presented in these consolidated financial statements.

Deferred Rent

The Company’s facility lease includes incentives in the form of rent abatements and leasehold improvement allowances, as well as fixed annual rent escalations. The Company recognizes the aggregate rental expense, after considering incentives and stipulated rent escalations, on a straight-line basis over the lease term. Prior to January 1, 2019, the difference between rent expense and amounts paid under the lease was recorded as deferred rent in the accompanying consolidated balance sheets.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation for individuals involved in R&D efforts, as well as consulting expenses, third-party R&D expenses, laboratory supplies, clinical materials and overhead, including facilities and depreciation costs, offset by the Australian Tax Incentive discussed below. R&D expenses are charged to expense as incurred. Payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received. Costs incurred under contracts with contract research organizations (“CROs”) that conduct and manage the Company’s clinical trials are also included in research and development expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities. Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts that the Company is obligated to pay under its clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its accruals accordingly on a prospective basis. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Accrued research and development expenses totaled $2.8 million and $3.6 million as of December 31, 2019 and 2018, respectively, and are a component of accounts payable and accrued expenses in the Consolidated Balance Sheets.

Australian Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $1.0 million, $1.2 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation

Stock-based compensation expense represents the estimated grant date fair value of the Company’s equity awards, consisting of stock options and shares issued under the Company’s Employee Stock Purchase Plan, recognized over the requisite service period of such awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of equity awards using the Black-Scholes option pricing model on the date of grant and recognizes forfeitures as they occur. For stock awards for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded during the three years ended December 31, 2019.

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss and the unrealized gains on the Company’s investment securities for all periods presented.

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

Recently Adopted Accounting Pronouncements

ASU 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. On January 1, 2019, the Company adopted ASU 2016-02, and the related ASUs, using the modified retrospective transition method. Under this transition method, the Company recognized and measured leases that existed at the adoption date in the consolidated balance sheet as of January 1, 2019.

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

In connection with the adoption of ASU 2016-02, the Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The Company also made accounting policy elections not to apply the recognition requirements under ASU 2016-02 to any short-term leases and to account for each separate lease and associated non-lease components as a single lease component for the Company’s leases.

Adoption of ASU 2016-02 resulted in recognition of a ROU asset of $2.8 million and an operating lease liability of $6.2 million, related to the lease of office and laboratory space; and the derecognition of deferred rent of $3.4 million for certain lease incentives received previously. Adoption of ASU 2016-02 also resulted in recognition of a deferred tax asset and a corresponding deferred tax liability) of $0.7 million. The comparative prior period information continues to be reported under the accounting standards in effect during those periods.

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This ASU was adopted by the Company on January 1, 2019 using the modified retrospective transition method with no impact on the consolidated financial statements. As a result of adopting this ASU, the estimated fair values of awards issued to non-employees are determined at issuance and are no longer subject to revaluation over their vesting terms.

Recent Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for the company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

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

3. INVESTMENT SECURITIES

Available-for-sale investment securities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$43,275	$94	$(1)	$43,368
Certificates of deposit	5,931	51	—	5,982
Commercial paper	17,645	—	—	17,645
Corporate debt securities	11,067	7	(3)	11,071
Total	$77,918	$152	$(4)	$78,066

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$42,193	$72	$(1)	$42,264
Certificates of deposit	5,408	—	—	5,408
Commercial paper	47,686	—	—	47,686
Corporate debt securities	23,554	2	(12)	23,544
Total	$118,841	$74	$(13)	$118,902

All available-for-sale investment securities held at December 31, 2019 and 2018, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at December 31, 2019. The Company reviewed its investment holdings as of December 31, 2019 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 were as follows (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$15,478	$27,890	$—	$43,368
Certificates of deposit	—	5,982	—	5,982
Commercial paper	—	17,645	—	17,645
Corporate debt securities	—	11,071	—	11,071
Total assets measured at fair value	$15,478	$62,588	$—	$78,066

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$22,275	$19,989	$—	$42,264
Certificates of deposit	—	5,408	—	5,408
Commercial paper	—	47,686	—	47,686
Corporate debt securities	—	23,544	—	23,544
Total assets measured at fair value	$22,275	$96,627	$—	$118,902

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2019 and 2018.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Prepaid research and development costs	$2,478	$8
Australian tax incentive receivable	929	1,016
SBIR grant receivable	225	568
Interest receivable	224	340
Prepaid expenses and other assets	1,091	876
Total	$4,947	$2,808

Property and equipment, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvements	$3,494	$3,494
Lab equipment	1,468	915
Office equipment	567	523
Computers and software	41	41
Property and equipment at cost	5,570	4,973
Less accumulated depreciation and amortization	1,624	741
Total	$3,946	$4,232

6. OPERATING LEASE

2018 Operating Lease. In February 2018, as amended in March 2018, the Company entered into a non-cancelable operating lease for a new facility in San Diego, California. The lease has an initial term of seven years which expires in August 2025, and the Company has an option to extend the term of the lease for an additional five years and has a termination option subject to early termination fees. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense is being recognized on a straight-line basis over the term of the lease. The Company’s estimated incremental fully collateralized borrowing rate of 8.0% was used in its present value calculation as the facility lease does not have a stated rate and the implicit rate was not readily determinable.

Under the terms of the lease, the Company provided the lessor with an irrevocable letter of credit in the amount of $0.5 million. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

Future Minimum Payments. As of December 31, 2019, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2020	$1,123
2021	1,173
2022	1,208
2023	1,244
2024	1,280
Thereafter	871
Total future minimum lease payments	6,899
Less imputed interest	1,326
Total operating lease liability	5,573
Less operating lease liability, current	724
Operating lease liability, non-current	$4,849

Rent expense is recorded on a straight-line basis over the term of the Company’s facility lease. Rent expense was $1.0 million, $0.6 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $1.1 million during the year ended December 31, 2019.

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

The holders of the convertible preferred stock were entitled to certain customary preferences, such as dividend and liquidation priority in relationship to the common shareholders, and certain anti-dilution protection. The convertible preferred stock was classified outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. In connection with the Company’s initial public offering (“IPO”), the outstanding shares of the Company’s Series A and Series B convertible preferred stock automatically converted into 14,712,571 shares of common stock (see Note 9).

9. STOCKHOLDERS’ EQUITY

Authorized Shares

In connection with the completion of the Company’s IPO on July 20, 2018, the Company amended and restated its certificate of incorporation to authorize 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Initial Public Offering

The Company completed its IPO in July 2018 whereby it sold 6,900,000 shares of common stock at a price to the public of $17.00 per share. Proceeds from the IPO were approximately $106.5 million, net of underwriting discounts and commissions and offering costs.

Shares of Common Stock Subject to Repurchase

In October 2015, in connection with the issuance of the Company’s Series A convertible preferred stock, certain of the Company’s founders entered into stock restriction agreements, whereby 1,914,893 of previously unrestricted shares of common stock became subject to repurchase by the Company upon the stockholder’s termination of employment or service to the Company. The Company’s repurchase rights lapsed as to 765,957 shares of common stock in October 2015, with the remainder scheduled to lapse at the rate of 23,936 shares monthly thereafter such that the shares of common stock would have been fully vested in October 2019. Under the terms of the stock restriction agreements, the shares of common stock were also subject to accelerated vesting upon certain events, such that all of these restricted shares became fully vested upon the closing of the Company’s Series B preferred stock financing in February 2018. The stock restriction agreements resulted in the deemed cancellation and reissuance of shares of common stock and therefore, for accounting purposes, the shares subject to repurchase were not considered to be outstanding until vested. The fair value of these shares as of October 2015 was recognized as compensation expense over the vesting period. For the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation for these awards of $0.4 million and $0.2 million, respectively.

10. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2019, an aggregate of 2,217,222 shares of common stock were available for issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2020, an additional 1,214,804 shares became available for future issuance under the 2018 Plan.

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

Certain awards issued under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of December 31, 2019, 33,048 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The consolidated balance sheet reflects an unvested stock liability of $49,000 and $202,000 as of December 31, 2019 and 2018, respectively.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of December 31, 2019, an aggregate of 423,137 shares of common stock were available for issuance under the ESPP.

The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2020, an additional 242,961 shares became available for future issuance under the ESPP.

Stock Option Activity

Activity under the Company’s stock option plans during the year ended December 31, 2019 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2018	2,339,157	$6.40
Granted	900,175	$23.96
Exercised	(90,322)	$1.40
Forfeited and expired	(21,619)	$17.35
Balance at December 31, 2019	3,127,391	$11.52	8.4	$42,777
Exercisable at December 31, 2019	1,236,908	$6.96	7.9	$22,510

Aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2019 and the exercise price of stock options that had strike prices below the closing price.

The total intrinsic value of options exercised during 2019 and 2018 was $2.0 million and $2.4 million, respectively.

Fair Value of Stock Option Awards

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

	Year ended December 31,
Stock Option Awards	2019	2018	2017
Expected option term	5.9 years	6.0 years	6.0 years
Expected volatility	78%	70%	71%
Risk free interest rate	2.3%	2.8%	2.1%
Expected dividend yield	—%	—%	—%

	Year ended December 31,
ESPP	2019	2018	2017
Expected option term	1.8 years	1.1 years	N/A
Expected volatility	65%	66%	N/A
Risk free interest rate	2.2%	2.4%	N/A
Expected dividend yield	—%	—%	N/A

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected option term - the expected term represents the period that options are expected to be outstanding and has been estimated using the simplified method, which is an average of the contractual option term and its vesting period; (ii) Expected volatility - the expected volatility assumption is based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid dividends and has no present intention to do so in the future.

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2019, 2018 and 2017 was $16.35, $4.66 and $0.85 per share, respectively. The weighted-average fair value of awards under the ESPP during the years ended December 31, 2019 and 2018 was $10.59 and $8.15 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Included in research and development	$3,190	$1,100	$122
Included in general and administrative	3,104	1,220	149
Total stock-based compensation expense	$6,294	$2,320	$271

Unrecognized stock-based compensation cost related to option awards was $17.7 million as of December 31, 2019, which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years. Unrecognized stock-based compensation cost related to stock purchase rights under the Company’s ESPP was $0.4 million as of December 31, 2019, which is expected to be recognized over a remaining weighted-average period of approximately 1.2 years.

11. INCOME TAXES

The Company is subject to taxation in the United States, California and Australia; however, as it has operated at a loss since inception, it has not paid income taxes in any of the jurisdictions in which it has operated. At December 31, 2019, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $54.5 million, $61.6 million and $0.4 million, respectively. The federal loss carryforwards generated after 2017 will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2035, unless previously utilized. State loss carryforwards also begin expiring in 2035, unless previously utilized, while the Company’s foreign loss carryforwards do not expire. The Company also has federal and California R&D credit carryforwards totaling $4.0 million and $1.9 million, respectively. The federal credits begin to expire in 2030 unless previously utilized, while the state credits do not expire.

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

The Company’s federal income tax returns from 2015 forward, state income tax returns from 2014 forward, and its Australian tax returns beginning in 2017 are subject to examination by tax authorities; however, the Company’s tax attribute carryforwards such as NOLs and R&D credits generated in closed years are also subject to examination and remeasurement. No such audits are underway

Deferred tax assets and liabilities

Net deferred tax assets are comprised of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$15,990	$2,664
Capitalized research expenses	4,864	6,355
R&D and other tax credits	4,676	1,788
Lease liability	1,560	—
Accrued expenses and other, net	2,229	2,636
Total deferred tax assets	29,319	13,443
Deferred tax liabilities:
Right-of use asset	(702)	—
Other deferred tax liabilities	(22)	(866)
Net of deferred tax assets and liabilities	28,595	12,577
Less: valuation allowance	(28,595)	(12,577)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of available evidence, including the Company’s history of operating losses, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, a valuation allowance has been established by the Company to fully offset these net deferred tax assets.

Income tax benefit

For the three years in the period ended December 31, 2019, domestic and foreign pre-tax loss were (in thousands):

	Year ended December 31,
	2019	2018	2017
Loss before income taxes - Domestic	$(48,643)	$(25,876)	$(8,141)
Loss before income taxes - Foreign	(1,779)	(1,239)	(1,016)
Loss before income taxes - Consolidated	$(50,422)	$(27,115)	$(9,157)

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations for the three years in the period ended December 31, 2019 is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Expected income tax benefit at federal statutory rate	$(10,589)	$(5,694)	$(3,113)
State income tax benefit, net of federal benefit	(3,431)	(1,758)	(474)
Tax effect of
Change in valuation allowance	16,064	7,724	2,112
R&D credit	(2,485)	(1,129)	(525)
Federal rate change	—	(52)	1,602
Australian tax incentive	307	362	176
Other	134	547	222
Provision for income taxes	$—	$—	$—

Changes to the Company’s unrecognized tax benefits are summarized in the following table (in thousands):

	Year ended December 31,
	2019	2018	2017
Beginning balance	$344	$159	$68
Increase (decrease) for prior year tax positions	70	—	—
Increase (decrease) for current year tax positions	472	185	91
Ending balance	$886	$344	$159

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would not have any effect on the Company’s effective tax rate. The Company does not foresee any material changes to its unrecognized tax benefits within the next twelve months.

12. NET LOSS PER SHARE

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Convertible preferred stock outstanding	—	—	8,743
Common stock options	3,127	2,339	838
Unvested common stock subject to repurchase	33	127	527
Total	3,160	2,466	10,108

13. QUARTERLY DATA (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Grant revenues	$367	$—	$505	$321
Research and development expenses	$7,255	$10,285	$11,823	$12,143
General and administrative expenses	$3,156	$3,060	$3,911	$3,392
Total operating expenses	$10,411	$13,345	$15,734	$15,535
Net loss	$(9,016)	$(12,427)	$(14,430)	$(14,549)
Net loss per share – basic and diluted	$(0.37)	$(0.51)	$(0.60)	$(0.60)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Grant revenues	$442	$657	$548	$781
Research and development expenses	$4,720	$5,222	$6,886	$7,651
General and administrative expenses	$1,248	$1,118	$1,732	$2,561
Total operating expenses	$5,968	$6,340	$8,618	$10,212
Net loss	$(5,464)	$(5,568)	$(7,588)	$(8,495)
Net loss per share – basic and diluted	$(2.92)	$(2.41)	$(0.38)	$(0.35)

14. SUBSEQUENT EVENTS

Between January 1, 2020 and March 6, 2020, the Company sold a total of 275,764 shares of common stock pursuant to its ATM Offering for net proceeds of $6.4 million, after deducting commissions.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	8-K	7/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	7/20/2018	3.2
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	7/9/2018	4.1
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, by and among the Registrant and certain of its stockholders	S-1	6/22/2018	4.2
4.3	Description of Registered Securities				X
10.1#	Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1/A	7/9/2018	10.1
10.2#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1	6/22/2018	10.2
10.3#	Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/9/2018	10.3
10.4#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/9/2018	10.4
10.5#	Crinetics Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan and offering document thereunder	S-1/A	7/9/2018	10.5
10.6#	Amended and Restated Employment Agreement, effective as of May 25, 2018, by and between R. Scott Struthers and the Registrant	S-1	6/22/2018	10.6
10.7#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Marc J.S. Wilson and the Registrant	S-1	6/22/2018	10.7
10.8#	Employment Agreement, effective as of June 15, 2018, by and between Alan Krasner, M.D. and the Registrant	S-1/A	7/9/2018	10.8
10.9#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/9/2018	10.9
10.10#	Lease Agreement, dated as of February 21, 2018, by and between 6262 Lusk Investors LLC and the Registrant, as amended	S-1	6/22/2018	10.9
10.11#	Non-Employee Director Compensation Program	S-1/A	7/9/2018	10.11
10.12	Sales Agreement, dated August 13, 2019, among the Company, SVB Leerink LLC and Cantor Fitzgerald & Co.	S-3	8/13/2019	1.2
21.1	List of Subsidiaries of the Registrant	S-1	6/22/2018	21.1
23.1	Consent of BDO USA, LLP, independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

Company Name

Date: March 9, 2020	By:	/s/ R. Scott Struthers
R. Scott Struthers, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Scott Struthers	President, Chief Executive Officer and Director	March 9, 2020
R. Scott Struthers, Ph.D.	(principal executive officer)

/s/ Marc J.S. Wilson	Chief Financial Officer	March 9, 2020
Marc J.S. Wilson	(principal financial and accounting officer)

/s/ Wendell Wierenga, Ph.D.	Chairman of the Board of Directors	March 9, 2020
Wendell Wierenga, Ph.D.

/s/ Matthew K. Fust	Director	March 9, 2020
Matthew K. Fust

/s/ Stephen Kaldor, Ph.D.	Director	March 9, 2020
Stephen Kaldor, Ph.D.

/s/ Weston Nichols, Ph.D.	Director	March 9, 2020
Weston Nichols, Ph.D.

/s/ Stephanie Okey	Director	March 9, 2020
Stephanie Okey