Form 10-Q
period 2020-03-31
Crinetics Pharmaceuticals, Inc.
filed 2020-05-08
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 32,845,572 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,917	$40,326
Investment securities	61,885	78,066
Prepaid expenses and other current assets	4,366	4,947
Total current assets	117,168	123,339
Property and equipment, net	3,771	3,946
Operating lease right-of-use asset	2,445	2,510
Restricted cash	500	500
Other assets	—	82
Total assets	$123,884	$130,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,296	$5,498
Accrued compensation and related expenses	1,711	2,118
Other current liabilities	753	724
Total current liabilities	10,760	8,340
Operating lease liability, non-current	4,648	4,849
Unvested stock liability	39	49
Total liabilities	15,447	13,238
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding at March 31, 2020 or at December 31, 2019	—	—
Common stock and paid-in capital, $0.001 par value; 200,000 shares authorized; 24,614 and 24,587 shares issued and outstanding at March 31, 2020; 24,296 and 24,263 shares issued and outstanding at December 31, 2019	219,432	210,793
Accumulated other comprehensive income	167	148
Accumulated deficit	(111,162)	(93,802)
Total stockholders’ equity	108,437	117,139
Total liabilities and stockholders’ equity	$123,884	$130,377

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019
Grant revenues	$71	$367
Operating expenses:
Research and development	13,862	7,255
General and administrative	3,991	3,156
Total operating expenses	17,853	10,411
Loss from operations	(17,782)	(10,044)
Other income (expense):
Interest income	556	1,010
Other income (expense), net	(134)	18
Total other income (expense), net	422	1,028
Net loss	(17,360)	(9,016)
Other comprehensive income:
Unrealized gain on investment securities	19	84
Comprehensive loss	$(17,341)	$(8,932)
Net loss per share:
Net loss per share – basic and diluted	$(0.71)	$(0.37)
Weighted average shares outstanding – basic and diluted	24,488	24,095

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at January 1, 2020	24,263	$210,793	$148	$(93,802)	$117,139
Issuance of common stock, net of issuance costs of $199	276	6,427	—	—	6,427
Vesting of stock subject to repurchase	6	10	—	—	10
Exercise of stock options	42	55	—	—	55
Stock-based compensation	—	2,147	—	—	2,147
Comprehensive income	—	—	19	—	19
Net loss	—	—		(17,360)	(17,360)
Balance at March 31, 2020	24,587	$219,432	$167	$(111,162)	$108,437

Balance at January 1, 2019	24,061	$203,544	$61	$(43,380)	$160,225
Vesting of stock subject to repurchase	33	53	—	—	53
Exercise of stock options	21	20	—	—	20
Stock-based compensation	—	1,028	—	—	1,028
Comprehensive income	—	—	84	—	84
Net loss	—	—	—	(9,016)	(9,016)
Balance at March 31, 2019	24,115	$204,645	$145	$(52,396)	$152,394

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(17,360)	$(9,016)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	2,147	1,028
Depreciation and amortization	235	200
Noncash lease expense	65	53
Accretion of purchase discounts and amortization, net of premiums on investment securities	(180)	(400)
Other	(19)	3
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	663	905
Accounts payable and accrued expenses	2,391	583
Operating lease liability	(172)	(115)
Net cash used in operating activities	(12,230)	(6,759)
Investing activities:
Purchases of investment securities	(22,886)	(31,563)
Maturities of investment securities	39,285	56,570
Purchases of property and equipment	(60)	(408)
Net cash provided by investing activities	16,339	24,599
Financing activities:
Proceeds from issuance of common stock, net	6,427	—
Proceeds from exercise of stock options	55	20
Net cash provided by financing activities	6,482	20
Net change in cash, cash equivalents and restricted cash	10,591	17,860
Cash, cash equivalents and restricted cash at beginning of period	40,826	45,473
Cash, cash equivalents and restricted cash at end of period	$51,417	$63,333
Noncash investing and financing activities:
Change in unvested stock liability	$10	$53
Amounts accrued for purchases of property and equipment	$—	$27

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Crinetics Pharmaceuticals, Inc. (the “Company”) is a clinical-stage pharmaceutical company incorporated in Delaware on November 18, 2008 and based in San Diego, California. The Company is focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. In January 2017, the Company established a wholly owned Australian subsidiary, Crinetics Australia Pty Ltd (“CAPL”), in order to conduct various preclinical and clinical activities for its development candidates.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2020 and the results of its operations and cash flows for the three months ended March 31, 2020 and 2019 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of March 31, 2020, the Company had $112.8 million in unrestricted cash, cash equivalents and investment securities. Additionally, the Company raised an additional $107.9 million through a public offering of 8,222,500 shares of its common stock in April 2020 (see Note 10). The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months.

The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $111.2 million as of March 31, 2020. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

COVID-19

The COVID-19 outbreak has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company's clinical trials, employees and vendors. At this point, the degree to which COVID-19 may impact the Company's financial condition or results of operations is uncertain.  A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES ACT”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  At this point, we do not believe that the CARES Act will have a material impact on our income tax provision for 2020.  We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrued expenses and associated research and development expense, accrued amounts receivable under the Australian research and development tax incentive program, the assumptions underlying the determination of the estimated incremental borrowing rate for the determination of the Company’s operating lease right-of-use asset, and the assumptions underlying the determination of the fair value of equity awards for purposes of determining stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Accrued R&D expenses were $4.0 million at March 31, 2020 and $2.8 million at December 31, 2019 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Australian Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the Australian Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured.

The Company recognized a reduction to R&D expense of $0.2 million and $47,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss and the unrealized gain or loss on the Company’s investment securities held for all periods presented.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of common stock subject to repurchase and stock options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	March 31,
	2020	2019
Common stock options	3,869	2,919
Unvested common stock subject to repurchase	27	93
	3,896	3,012

Recently Adopted Accounting Pronouncements

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which improves the effectiveness of the disclosures required under ASC 820, “Fair Value Measurements and Disclosures” and modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has prospectively adopted ASU 2018-13 as of January 1, 2020 for periods presented after adoption. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$33,024	$105	$—	$33,129
Certificates of deposit	7,152	56	—	7,208
Commercial paper	12,660	—	—	12,660
Corporate debt securities	8,889	14	(15)	8,888
Total	$61,725	$175	$(15)	$61,885

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$43,275	$94	$(1)	$43,368
Certificates of deposit	5,931	51	—	5,982
Commercial paper	17,645	—	—	17,645
Corporate debt securities	11,067	7	(3)	11,071
Total	$77,918	$152	$(4)	$78,066

All available-for-sale investment securities held at March 31, 2020 and December 31, 2019, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at March 31, 2020 or December 31, 2019. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$10,560	$22,569	$—	$33,129
Certificates of deposit	—	7,208	—	7,208
Commercial paper	—	12,660	—	12,660
Corporate debt securities	—	8,888	—	8,888
Total assets measured at fair value	$10,560	$51,325	$—	$61,885

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$15,478	$27,890	$—	$43,368
Certificates of deposit	—	5,982	—	5,982
Commercial paper	—	17,645	—	17,645
Corporate debt securities	—	11,071	—	11,071
Total assets measured at fair value	$15,478	$62,588	$—	$78,066

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2020.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid research and development costs	$2,370	$2,478
Australian tax incentive receivable	1,082	929
Interest receivable	139	224
SBIR grant receivable	—	225
Prepaid expenses and other assets	775	1,091
Total	$4,366	$4,947

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$3,494	$3,494
Lab equipment	1,528	1,468
Office equipment	567	567
Computers and software	41	41
Property and equipment at cost	5,630	5,570
Less accumulated depreciation and amortization	1,859	1,624
Total	$3,771	$3,946

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

Future Minimum Payments. As of March 31, 2020, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2020 (9 months)	$847
2021	1,173
2022	1,208
2023	1,244
2024	1,280
Thereafter	871
Total future minimum lease payments	6,623
Less imputed interest	1,222
Total operating lease liability	5,401
Less operating lease liability, current	753
Operating lease liability, non-current	$4,648

Rent expense was $0.2 million for each of the three months ended March 31, 2020 and 2019.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively.

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

8. STOCKHOLDERS’ EQUITY

Authorized Shares

In connection with the completion of the Company’s initial public offering in July 2018, the Company amended and restated its certificate of incorporation to authorize 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Shelf Registration Statement and ATM Offering

On August 13, 2019, the Company filed a registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units. The Registration Statement became effective on August 29, 2019.

On August 13, 2019 the Company also entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $75.0 million through the Sales

Agents (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement.

Between January 1, 2020 and March 31, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions.

9. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan, will generally expire ten years from the date of grant and vest over a four-year period. As of March 31, 2020, 2,649,033 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of March 31, 2020, 26,992 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $39,000 as of March 31, 2020.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2020, an aggregate of 666,098 shares of common stock were available for issuance under the ESPP.

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

Stock Options

Activity under the Company’s stock option plans during the three months ended March 31, 2020 was as follows:

		Weighted-	Weighted-	Aggregate
	Options	Average	Average	Intrinsic
	Outstanding	Exercise	Remaining	Value
	(000’s)	Price	Term	(000’s)
Balance at December 31, 2019	3,127	$11.52
Granted	804	$22.56
Cancelled	(20)	$14.44
Exercised	(42)	$1.32
Balance at March 31, 2020	3,869	$13.91	8.5	$18,686
Exercisable at March 31, 2020	1,397	$8.04	7.8	$11,576

Aggregate intrinsic value in the above table is calculated as the difference at March 31, 2020 between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price.

The aggregate intrinsic value of options exercised during the first three months of 2020 was $0.9 million.

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted to employees under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

Stock Option Plans	2020	2019
Expected option term	6.0 years	6.0 years
Expected volatility	76%	78%
Risk free interest rate	1.3%	2.4%
Expected dividend yield	—%	—%

ESPP	2020	2019
Expected option term	N/A	1.1 years
Expected volatility	N/A	66%
Risk free interest rate	N/A	2.4%
Expected dividend yield	N/A	—%

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

The weighted-average fair value of stock options granted to employees during the three months ended March 31, 2020 and 2019 was $15.00 and $17.31 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Included in research and development	$1,086	$539
Included in general and administrative	1,061	489
Total stock-based compensation expense	$2,147	$1,028

As of March 31, 2020, unrecognized stock-based compensation cost related to option awards and to the ESPP was $27.6 million and $0.4 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years and 1.1 years, respectively.

10. SUBSEQUENT EVENT

Stock Offering

On April 17, 2020, the Company completed a public offering of 8,222,500 shares of its common stock at a public offering price of $14.00 per share. Proceeds from the offering were approximately $107.9 million, net of underwriting discounts and commissions and offering costs of $7.2 million. The shares were registered pursuant to the Company’s Shelf Registration Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, the impact of the COVID-19 pandemic, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development, and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G-protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal functions and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety, and/or tolerability limitations. Our lead product candidate, paltusotine (formerly CRN00808), is currently in clinical development for the treatment of acromegaly, and we are advancing additional product candidates through clinical and preclinical studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers, and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of paltusotine for acromegaly and neuroendocrine tumors, or NETs, and two preclinical programs for diseases of excess adrenocorticotropic hormone, or ACTH, and congenital hyperinsulinism, or CHI.

Paltusotine

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, biased agonists designed for the treatment of acromegaly and NETs.

We are currently conducting three global Phase 2 clinical trials of paltusotine in acromegaly patients, the ACROBAT Edge, or Edge, ACROBAT Evolve, or Evolve, and ACROBAT Advance, or Advance trials. The Edge trial is an open-label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of paltusotine in subjects with acromegaly that are treated with somatostatin analog, or SSA, based treatment regimens but whose disease is not biochemically controlled on octreotide LAR or lanreotide depot monotherapy. The Evolve trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of paltusotine, in subjects with acromegaly whose disease is biochemically controlled by octreotide LAR or lanreotide depot monotherapy. The Advance trial is an open-label, long-term extension study designed to evaluate the safety and efficacy of paltusotine in patients that have completed the Evolve or Edge trials.

On April 6, 2020, we announced interim results from the ongoing Edge Phase 2 clinical trial. Results as of a February 23, 2020 data cutoff showed that acromegaly patients switching from injectable depot therapy to once daily oral paltusotine maintained insulin like growth factor 1, or IGF-1, levels previously achieved with commercially available depot injections of SSAs. Interim results from an exploratory analysis of the first 13 patients who entered the Edge trial on octreotide or lanreotide depot monotherapy showed that, as of the cutoff date, switching to once daily oral paltusotine maintained patient IGF-1 levels at those achieved with prior depot therapy [mean change from baseline = -0.015 x ULN (95% CI = -0.123, +0.092)]. Ten of the 11 (91%) patients who completed paltusotine treatment maintained IGF-1 levels within 15% of their respective baseline levels at week 13. No patient required “rescue therapy” with prior injected peptide acromegaly therapy after switching to paltusotine. Of the 12 patients in whom IGF-1 levels were measured two weeks after paltusotine withdrawal, the mean increase of IGF-1 from baseline was 0.74 x ULN ((95% CI = 0.394, 1.083), p<0.001). Paltusotine washed out in a time frame consistent with the 42 to 50 hours half-life previously measured in a healthy volunteer study. The rapid mean rise in IGF-1 after washout of paltusotine indicated the lack of suppressive effects by remnants of prior depot injected medication. Additionally, paltusotine was well tolerated and there were no discontinuations due to drug-related adverse events. The most common treatment emergent adverse events among patients were headache, arthralgia, peripheral swelling, back pain and hyperhidrosis. One serious adverse event (headache) was observed in the overall trial as of the data cutoff and determined to be non-treatment related.

Edge recruitment is complete and topline data from all patients in the trial is expected in the fourth quarter of 2020. New enrollment in the Evolve study has been discontinued, however the patients already enrolled will continue in the study. We believe that this interim data from Edge alone is supportive of moving forward into Phase 3. Rather than waiting for Evolve to complete enrollment, stopping enrollment enables data from those patients already enrolled in the study to be available for end of Phase 2 regulatory interactions on the same timeline as data from Edge. We plan to advance paltusotine into Phase 3 for patients with acromegaly in the first half of 2021 as well as into Phase 2 for patients with NETs who suffer from carcinoid syndrome.

Phase 1 data for CRN01941, our other SST2 agonist, in healthy volunteers showed that the compound did not represent an improvement over paltusotine. Therefore, we discontinued development of CRN01941 to focus resources on development of paltusotine for both acromegaly and NETs. We believe that the acceleration and increased efficiency offered by focusing on paltusotine offers the best path forward for our SST2 franchise.

ACTH Antagonist Program

We are developing the first nonpeptide product candidate to antagonize the receptor for the peptide ACTH that is designed for the treatment of Cushing’s disease and other diseases caused by excess ACTH, including congenital adrenal hyperplasia and ectopic ACTH syndrome. We are currently conducting first-in-human enabling studies with our lead ACTH antagonist development candidate and plan to initiate a Phase 1 clinical trial in late 2020 or early 2021.

SST5 Agonist Program

We are developing a new class of oral selective nonpeptide somatostatin type 5 receptor, or SST5, agonists designed to treat CHI. We are currently conducting first-in-human enabling studies with our lead SST5 agonist development candidate and plan to initiate a Phase 1 clinical trial in late 2020 or early 2021. If successful, we anticipate PK/PD data from these human proof-of-concept studies in the first half of 2021.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant revenues, the private placement of preferred stock, and sales of our common stock. As of March 31, 2020, we had unrestricted cash, cash equivalents, and investment securities of $112.8 million.

We have incurred cumulative net losses since our inception and, as of March 31, 2020, we had an accumulated deficit of $111.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities, and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

COVID-19

As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites, which are located in the United States, the United Kingdom, Europe, Brazil, New Zealand and Australia, and are assessing any impacts of COVID-19 on our drug manufacturing, nonclinical activities and clinical trials, expected timelines, and costs on an ongoing basis. In light of recent developments relating to the COVID-19 global pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines. In addition, in response to the spread of COVID-19, we have closed our offices with our employees continuing their work outside of our offices and have limited the number of staff in our laboratory. We will continue to evaluate the impact of the COVID-19 pandemic on our business and as we learn more about its impact on our industry.

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

Financial operations overview

Grant revenues

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. Revenues for 2020 and 2019 were derived from Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. We do not currently expect grant revenues to be a material source of future funding.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during 2020 and 2019 related to the research and development of paltusotine. We deploy our personnel and facility related resources across all of our research and development activities.

Our clinical development costs may vary significantly based on factors such as:

•	the number and scope of preclinical and IND-enabling studies;
•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	number of doses that patients receive;
•	drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments in light of changes in circumstances, facts and experience.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		Dollar
	2020	2019	Change
Grant revenues	$71	$367	$(296)
Operating expenses:
Research and development	13,862	7,255	6,607
General and administrative	3,991	3,156	835
Total operating expenses	17,853	10,411	7,442
Loss from operations	(17,782)	(10,044)	(7,738)
Other income (expense), net	422	1,028	(606)
Net loss	$(17,360)	$(9,016)	$(8,344)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants and totaled $71,000 and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. We completed activities under our one remaining SBIR grant during the first quarter of 2020 and we do not expect to generate grant revenues in future reporting periods.

Research and development expenses.     Research and development expenses were $13.9 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $5.0 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs. Additionally, first quarter 2020 results reflect an increase in personnel-related costs of $0.9 million and additional stock-based compensation of $0.5 million.

General and administrative expenses.     General and administrative expenses were $4.0 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily due to an increase in personnel-related costs of $0.4 million and additional stock-based compensation of $0.6 million, which was partially offset by a reduction in spending on pre-commercialization activities.

Other income (expense).     Other income (expense), net was $0.4 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease resulted in a reduction of our interest income due to declining interest rates and a decrease in our cash and investment balances due to operational spending.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of $111.2 million and unrestricted cash, cash equivalents and investment securities of $112.8 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(12,230)	$(6,759)
Net cash provided by investing activities	16,339	24,599
Net cash provided by financing activities	6,482	20
Net change in cash, cash equivalents and restricted cash	$10,591	$17,860

Comparison of the three months ended March 31, 2020 and 2019

Operating Activities.     Net cash used in operating activities was $12.2 million and $6.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine as well as our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the three months ended

March 31, 2020 was primarily due to our net loss of $17.4 million, adjusted for $2.2 million of noncash charges, primarily for stock-based compensation, depreciation and the accretion in value of our investment securities, and a $2.9 million change in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2019 was primarily due to our net loss of $9.0 million, adjusted for $0.9 million of noncash charges, primarily for stock-based compensation and depreciation, and a $1.4 million change in operating assets and liabilities.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $16.3 million during the first three months of 2020, compared to net inflow of funds of approximately $24.6 million during the first quarter of 2019.

Financing activities.    Net cash provided by financing activities was $6.5 million and $20,000 for the three months ended March 31, 2020 and 2019, respectively. The net cash provided by financing activities during 2020 was primarily the result of proceeds from the sale of shares under our ATM Sales Agreement. The net cash provided by financing activities during 2019 was the result of the exercise of stock options.

Liquidity and Capital Resources

We believe that our existing unrestricted cash, cash equivalents and investment securities, together with investment income, will be sufficient to satisfy our current and projected funding requirements into 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 19, 2019 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold.

Between January 1, 2020 and March 6, 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions.

On April 17, 2020, we completed a public offering of 8,222,500 shares of our common stock at a public offering price of $14.00 per share. We received proceeds of approximately $107.9 million, net of offering discounts and commissions and offering costs of $7.2 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents and investment securities consist of cash held in readily available checking and money market accounts and short-term debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $0.1 million and $17,000 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

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

Other than as set forth below, there have been no material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our drug manufacturing, nonclinical activities and clinical trials.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, and the disease that it causes, COVID-19, were identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, had spread to nearly every country and region in the world, including those in which we have active clinical trial sites. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our employees continuing their work remotely and limited the number of staff in our research and development laboratories. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, drug manufacturing, nonclinical activities, and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;
•	interruptions in nonclinical studies due to restricted or limited operations at our laboratory facility or those of our outsourced service providers;
•

limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies or clinical trials due to sickness of employees or their families or the desire of employees to avoid contact with large groups of people, or other staffing shortages as a result of remote working requirements or otherwise;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•

changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;

•	interruption or delays to our discovery and development pipeline; and
•	patent office interruption or delays in our ability to timely secure patent coverage for our product candidates.

In addition, the spread of COVID-19 has had and may continue to severely impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our drug manufacturing, nonclinical activities, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease and its penetration into the general population, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, we have used approximately $5.7 million of the proceeds from our IPO for general corporate purposes, including the development of paltusotine as well as for the preclinical and clinical development of our other development programs. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-225824	3.3	7/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.4	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Crinetics Pharmaceuticals, Inc.

Date: May 8, 2020	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal Financial Officer)