Form 10-Q
period 2020-06-30
Crinetics Pharmaceuticals, Inc.
filed 2020-08-07
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of July 31, 2020, the registrant had 32,883,582 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,814	$40,326
Investment securities	44,351	78,066
Prepaid expenses and other current assets	5,445	4,947
Total current assets	210,610	123,339
Property and equipment, net	3,635	3,946
Operating lease right-of-use asset	2,377	2,510
Restricted cash	500	500
Other assets	—	82
Total assets	$217,122	$130,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,760	$5,498
Accrued compensation and related expenses	2,328	2,118
Other current liabilities	782	724
Total current liabilities	9,870	8,340
Operating lease liability, non-current	4,444	4,849
Unvested stock liability	34	49
Total liabilities	14,348	13,238
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding at June 30, 2020 or at December 31, 2019	—	—
Common stock and paid-in capital, $0.001 par value; 200,000 shares authorized; 32,906 shares issued and 32,882 shares outstanding at June 30, 2020; 24,296 shares issued and 24,263 shares outstanding at December 31, 2019	330,300	210,793
Accumulated other comprehensive income	127	148
Accumulated deficit	(127,653)	(93,802)
Total stockholders’ equity	202,774	117,139
Total liabilities and stockholders’ equity	$217,122	$130,377

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Grant revenues	$—	$—	$71	$367
Operating expenses:
Research and development	12,607	10,285	26,469	17,540
General and administrative	4,322	3,060	8,313	6,216
Total operating expenses	16,929	13,345	34,782	23,756
Loss from operations	(16,929)	(13,345)	(34,711)	(23,389)
Other income (expense):
Interest income	260	960	816	1,970
Other income (expense), net	178	(42)	44	(24)
Total other income (expense), net	438	918	860	1,946
Net loss	(16,491)	(12,427)	(33,851)	(21,443)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(40)	89	(21)	173
Comprehensive loss	$(16,531)	$(12,338)	$(33,872)	$(21,270)
Net loss per share:
Net loss per share – basic and diluted	$(0.53)	$(0.51)	$(1.21)	$(0.89)
Weighted average shares outstanding – basic and diluted	31,409	24,161	27,948	24,128

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at April 1, 2020	24,587	$219,432	$167	$(111,162)	$108,437
Issuance of stock in public offering, net of issuance costs of $7,259	8,223	107,856	—	—	107,856
Vesting of stock subject to repurchase	3	5	—	—	5
Exercise of stock options	42	72	—	—	72
Issuance of stock under Stock Purchase Plan	27	407	—	—	407
Stock-based compensation	—	2,528	—	—	2,528
Comprehensive loss	—	—	(40)	—	(40)
Net loss	—	—	—	(16,491)	(16,491)
Balance at June 30, 2020	32,882	$330,300	$127	$(127,653)	$202,774

Balance at January 1, 2020	24,263	$210,793	$148	$(93,802)	$117,139
Issuance of stock in public offering, net of issuance costs of $7,259	8,223	107,856	—	—	107,856
Issuance of stock in at the market offering, net of issuance costs of $199	276	6,427	—	—	6,427
Vesting of stock subject to repurchase	9	15	—	—	15
Exercise of stock options	84	127	—	—	127
Issuance of stock under Stock Purchase Plan	27	407	—	—	407
Stock-based compensation	—	4,675	—	—	4,675
Comprehensive loss	—	—	(21)	—	(21)
Net loss	—	—	—	(33,851)	(33,851)
Balance at June 30, 2020	32,882	$330,300	$127	$(127,653)	$202,774

Balance at April 1, 2019	24,115	$204,645	$145	$(52,396)	$152,394
Vesting of stock subject to repurchase	13	18	—	—	18
Exercise of stock options	42	67	—	—	67
Issuance of stock under Stock Purchase Plan	25	379	—	—	379
Stock-based compensation	—	1,581	—	—	1,581
Comprehensive income	—	—	89	—	89
Net loss	—	—	—	(12,427)	(12,427)
Balance at June 30, 2019	24,195	$206,690	$234	$(64,823)	$142,101

Balance at January 1, 2019	24,061	$203,544	$61	$(43,380)	$160,225
Vesting of stock subject to repurchase	46	71	—	—	71
Exercise of stock options	63	87	—	—	87
Issuance of stock under Stock Purchase Plan	25	379	—	—	379
Stock-based compensation	—	2,609	—	—	2,609
Comprehensive income	—	—	173	—	173
Net loss	—	—	—	(21,443)	(21,443)
Balance at June 30, 2019	24,195	$206,690	$234	$(64,823)	$142,101

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2020	2019
Operating activities:
Net loss	$(33,851)	$(21,443)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	4,675	2,609
Depreciation and amortization	479	430
Noncash lease expense	133	109
Accretion of purchase discounts and amortization of premiums on investment securities, net	(293)	(689)
Other, net	(25)	2
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(416)	24
Accounts payable and accrued expenses	1,560	(92)
Operating lease liability	(347)	(277)
Net cash used in operating activities	(28,085)	(19,327)
Investing activities:
Purchases of investment securities	(70,102)	(52,664)
Maturities of investment securities	104,115	87,170
Purchases of property and equipment	(72)	(464)
Net cash provided by investing activities	33,941	34,042
Financing activities:
Proceeds from issuance of stock in public offering, net	108,078	—
Proceeds from issuance of common stock, net	6,427	—
Proceeds from exercise of stock options	127	87
Repurchase of unvested shares	—	(59)
Net cash provided by financing activities	114,632	28
Net change in cash, cash equivalents and restricted cash	120,488	14,743
Cash, cash equivalents and restricted cash at beginning of period	40,826	45,473
Cash, cash equivalents and restricted cash at end of period	$161,314	$60,216
Noncash investing and financing activities:
Issuance of shares under Stock Purchase Plan	$407	$379
Amounts accrued for purchases of property and equipment	$97	$—
Change in accrued public offering costs	$222	$—
Change in unvested stock liability	$15	$71

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and the results of its operations and cash flows for the six months ended June 30, 2020 and 2019 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of June 30, 2020, the Company had $205.2 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $127.7 million as of June 30, 2020. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

COVID-19

The COVID-19 outbreak has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company's clinical trials, employees and vendors. In response to the spread of COVID-19, we have closed our offices to all but a limited number of our lab personnel, while the remainder of our employees are continuing their work outside of our offices. At this point, the degree to which COVID-19 may impact the Company's financial condition or future results of operations is uncertain.  A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES ACT”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act has not had a material impact on our income tax provision for the six months ended June 30, 2020.  We will continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

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

Accrued R&D expenses were $4.2 million at June 30, 2020 and $2.8 million at December 31, 2019 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The Company recognized a reduction to R&D expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively; for the three and six months ended June 30, 2019, the Company recognized a reduction to R&D expense of $0.2 million and $0.3 million, respectively.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	June 30,
	2020	2019
Common stock options	3,990	3,040
Unvested common stock subject to repurchase	23	50
	4,013	3,090

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$29,984	$32	$(1)	$30,015
Certificates of deposit	5,743	57	—	5,800
Commercial paper	2,998	—	—	2,998
Corporate debt securities	5,499	39	—	5,538
Total	$44,224	$128	$(1)	$44,351

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$43,275	$94	$(1)	$43,368
Certificates of deposit	5,931	51	—	5,982
Commercial paper	17,645	—	—	17,645
Corporate debt securities	11,067	7	(3)	11,071
Total	$77,918	$152	$(4)	$78,066

All available-for-sale investment securities held at June 30, 2020 and December 31, 2019, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at June 30, 2020 or December 31, 2019. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$27,509	$2,506	$—	$30,015
Certificates of deposit	—	5,800	—	5,800
Commercial paper	—	2,998	—	2,998
Corporate debt securities	—	5,538	—	5,538
Total assets measured at fair value	$27,509	$16,842	$—	$44,351

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$15,478	$27,890	$—	$43,368
Certificates of deposit	—	5,982	—	5,982
Commercial paper	—	17,645	—	17,645
Corporate debt securities	—	11,071	—	11,071
Total assets measured at fair value	$15,478	$62,588	$—	$78,066

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2020.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid research and development costs	$3,168	$2,478
Australian tax incentive receivable	1,408	929
Interest receivable	116	224
SBIR grant receivable	—	225
Prepaid expenses and other assets	753	1,091
Total	$5,445	$4,947

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$3,494	$3,494
Lab equipment	1,550	1,468
Office equipment	653	567
Computers and software	41	41
Property and equipment at cost	5,738	5,570
Less accumulated depreciation and amortization	2,103	1,624
Total	$3,635	$3,946

6. OPERATING LEASE

2018 Operating Lease. In February 2018, as amended in March 2018, the Company entered into a non-cancelable operating lease for a facility in San Diego, California. The lease has an initial term of seven years which expires in August 2025, and the Company has an option to extend the term of the lease for an additional five years and has a termination option subject to early termination fees. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense is being recognized on a straight-line basis over the term of the lease. The Company’s estimated incremental borrowing rate of 8.0% was used in its present value calculation as the facility lease does not have a stated rate, and the implicit rate was not readily determinable.

Under the terms of the lease, the Company provided the lessor with an irrevocable letter of credit in the amount of $0.5 million. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

Future Minimum Payments. As of June 30, 2020, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2020 (6 months)	$571
2021	1,173
2022	1,208
2023	1,244
2024	1,280
Thereafter	871
Total future minimum lease payments	6,347
Less imputed interest	1,121
Total operating lease liability	5,226
Less operating lease liability, current	782
Operating lease liability, non-current	$4,444

Rent expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively; for the three and six months ended June 30, 2019, the Company recognized rent expense of $0.3 million and $0.5 million, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.6 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively.

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

Stock Offering

On April 17, 2020, the Company completed a public offering of 8,222,500 shares of its common stock at a public offering price of $14.00 per share. Proceeds from the offering were approximately $107.9 million, net of underwriting discounts and commissions and offering costs of $7.3 million. The shares were registered pursuant to the Company’s Shelf Registration Statement discussed below.

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

During the three-month period ended March 31, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company did not issue any additional shares of common stock in the ATM Offering during the three-month period ended June 30, 2020.

9. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan, will generally expire ten years from the date of grant and vest over a four-year period. As of June 30, 2020, 2,485,843 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of June 30, 2020, 23,311 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $34,000 as of June 30, 2020.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of June 30, 2020, an aggregate of 638,720 shares of common stock were available for issuance under the ESPP.

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

Stock Options

Activity under the Company’s stock option plans during the six months ended June 30, 2020 was as follows:

		Weighted-	Weighted-	Aggregate
	Options	Average	Average	Intrinsic
	Outstanding	Exercise	Remaining	Value
	(000’s)	Price	Term	(000’s)
Balance at December 31, 2019	3,127	$11.52
Granted	1,019	$21.58
Exercised	(84)	$1.52
Forfeited and expired	(73)	$20.81
Balance at June 30, 2020	3,989	$14.13	8.4	$24,208
Exercisable at June 30, 2020	1,628	$9.55	7.7	$15,549

Aggregate intrinsic value is calculated as the difference at June 30, 2020 between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2020 was $1.5 million.

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

Stock Option Plans	2020	2019
Expected option term	6.0 years	5.9 years
Expected volatility	77%	78%
Risk free interest rate	1.1%	2.4%
Expected dividend yield	—%	—%

ESPP	2020	2019
Expected option term	2.0 years	1.3 years
Expected volatility	82%	62%
Risk free interest rate	0.0%	2.3%
Expected dividend yield	—%	—%

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

The weighted-average fair value of stock options awarded during the six months ended June 30, 2020 and 2019 was $14.37 and $16.95 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Included in research and development	$1,227	$839	$2,313	$1,378
Included in general and administrative	1,301	742	2,362	1,231
Total stock-based compensation expense	$2,528	$1,581	$4,675	$2,609

As of June 30, 2020, unrecognized stock-based compensation cost related to option awards and to the ESPP was $26.9 million and $0.9 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years and 1.6 years, respectively.

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

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers, and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of paltusotine for acromegaly and neuroendocrine tumors, or NETs, and two preclinical programs for diseases of excess adrenocorticotropic hormone, or ACTH, and congenital hyperinsulinism, or congenital HI.

Paltusotine

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, biased agonists designed for the treatment of acromegaly and NETs. The U.S. Food and Drug Administration, or FDA, has granted paltusotine orphan drug designation for the treatment of acromegaly.

We are currently conducting three global Phase 2 clinical trials of paltusotine in acromegaly patients, the ACROBAT Edge, or Edge, ACROBAT Evolve, or Evolve, and ACROBAT Advance, or Advance trials. The Edge trial is an open-label exploratory study designed to evaluate the safety, efficacy and pharmacokinetics of paltusotine in subjects with acromegaly that are treated with somatostatin analog, or SSA, based treatment regimens but whose disease is not biochemically controlled. The Evolve trial is a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy and pharmacokinetics of paltusotine, in subjects with acromegaly whose disease is biochemically controlled by octreotide LAR or lanreotide depot monotherapy. The

Advance trial is an open-label, long-term extension study designed to evaluate the safety and efficacy of paltusotine in patients that have completed the Evolve or Edge trials.

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

Edge recruitment is complete, and over 50% of the patients enrolled in Edge had completed the trial as of June 11, 2020. Topline data from all patients in the trial is expected in the fourth quarter of 2020. New enrollment in the Evolve study has been discontinued, however the patients already enrolled will continue in the study. We believe that this interim data from Edge alone is supportive of moving forward into Phase 3. Rather than waiting for Evolve to complete enrollment, stopping enrollment enables data from those patients already enrolled in the study to be available for end of Phase 2 regulatory interactions on the same timeline as data from Edge. We plan to advance paltusotine into Phase 3 for patients with acromegaly in the first half of 2021 as well as into Phase 2 for patients with NETs who suffer from carcinoid syndrome.

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

ACTH Antagonist Program

We are developing the first oral nonpeptide product candidate to antagonize ACTH action at the melanocortin 2 receptor, or MC2 receptor, that is designed for the treatment of Cushing’s disease and other diseases caused by excess ACTH, including congenital adrenal hyperplasia and ectopic ACTH syndrome. We are currently conducting first-in-human enabling studies with our lead ACTH antagonist development candidate and plan to initiate a Phase 1 clinical trial in late 2020 or early 2021. If successful, we anticipate pharmacokinetic/pharmacodynamic, or PK/PD, data from these human proof-of-concept studies in 2021.

SST5 Agonist Program

We are developing a new class of oral selective nonpeptide somatostatin receptor type 5, or SST5, agonists designed to treat congenital HI. We are currently conducting first-in-human enabling studies with our lead SST5 agonist development candidate and plan to initiate a Phase 1 clinical trial in late 2020 or early 2021. If successful, we anticipate PK/PD data from these human proof-of-concept studies in the first half of 2021.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant revenues, the private placement of preferred stock, and sales of our common stock. As of June 30, 2020, we had unrestricted cash, cash equivalents, and investment securities of $205.2 million.

We have incurred cumulative net losses since our inception and, as of June 30, 2020, we had an accumulated deficit of $127.7 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities, and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources including, potentially, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, scale back or discontinue the development of our existing product candidates or our efforts to expand our product pipeline.

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

Revenues for 2020 and 2019 were derived from Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. We do not currently have any active SBIR Grants nor do we expect grant revenues to be a material source of future funding.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have not been any material changes to the critical accounting policies discussed therein during the three and six months ended June 30, 2020.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Dollar
	2020	2019	Change
Grant revenues	$—	$—	$—
Operating expenses:
Research and development	12,607	10,285	2,322
General and administrative	4,322	3,060	1,262
Total operating expenses	16,929	13,345	3,584
Loss from operations	(16,929)	(13,345)	(3,584)
Other income (expense), net	438	918	(480)
Net loss	$(16,491)	$(12,427)	$(4,064)

Grant revenues.     We had no grant revenue in either of the three-month periods ended June 30, 2020 and 2019. We completed activities under our one remaining SBIR Grant during the first quarter of 2020, and we do not expect to generate grant revenues in future reporting periods.

Research and development expenses.     Research and development expenses were $12.6 million and $10.3 million for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $0.9 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs. Additionally, second quarter 2020 results reflect an increase in personnel-related costs of $0.9 million and additional stock-based compensation of $0.4 million.

General and administrative expenses.     General and administrative expenses were $4.3 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily due to an increase in personnel-related costs of $0.5 million and additional stock-based compensation of $0.6 million, which was partially offset by a reduction in spending on pre-commercialization activities.

Other income (expense).     Other income (expense), net was $0.4 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively. The decrease resulted from a reduction of the income generated by our available-for-sale investment securities portfolio due to declining market yields available for such securities.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30,		Dollar
	2020	2019	Change
Grant revenues	$71	$367	$(296)
Operating expenses:
Research and development	26,469	17,540	8,929
General and administrative	8,313	6,216	2,097
Total operating expenses	34,782	23,756	11,026
Loss from operations	(34,711)	(23,389)	(11,322)
Other income (expense), net	860	1,946	(1,086)
Net loss	$(33,851)	$(21,443)	$(12,408)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants, and totaled $71,000 and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.  We completed activities under our one remaining SBIR grant during the first quarter of 2020 and do not expect to generate grant revenues in future reporting periods.

Research and development expenses.     Research and development expenses were $26.5 million and $17.5 million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $6.0 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs. Additionally, first half 2020 results reflect an increase in personnel-related costs of $1.9 million and additional stock-based compensation of $0.9 million.

General and administrative expenses.     General and administrative expenses were $8.3 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily due to an increase in personnel-related costs of $0.9 million and additional stock-based compensation of $1.1 million, which was partially offset by a reduction in spending on pre-commercialization activities.

Other income (expense).     Other income (expense), net was $0.9 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease resulted from a reduction of the income generated by our available-for-sale investment securities portfolio due to declining market yields available for such securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2020, we had an accumulated deficit of $127.7 million and unrestricted cash, cash equivalents and investment securities of $205.2 million.

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(28,085)	$(19,327)
Net cash provided by investing activities	33,941	34,042
Net cash provided by financing activities	114,632	28
Net change in cash, cash equivalents and restricted cash	$120,488	$14,743

Operating Activities.     Net cash used in operating activities was $28.1 million and $19.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine as well as our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the six months ended June 30, 2020 was primarily due to our net loss of $33.9 million, adjusted for $5.0 million of noncash charges, primarily for stock-based compensation, depreciation and the accretion in value of our investment securities, and a $0.8 million change in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2019 was primarily due to our net loss of $21.4 million, adjusted for $2.5 million of noncash charges, primarily for stock-based compensation and depreciation, and a $0.3 million change in operating assets and liabilities.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $33.9 million during the first six months of 2020, compared to net inflow of funds of approximately $34.0 million during the first half of 2019.

Financing activities.    Net cash provided by financing activities was $114.6 million and $28,000 for the six months ended June 30, 2020 and 2019, respectively. The net cash provided by financing activities during 2020 was primarily the result of the proceeds of $108.1 million from the sale of shares of common stock in our public offering in April 2020, as well as $6.4 million from the sale of shares in our ATM Offering, as defined below. The net cash provided by financing activities during 2019 was the result of the exercise of stock options.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 19, 2019 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold.

During the six months ended June 30, 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions.

On April 17, 2020, we completed a public offering of 8,222,500 shares of our common stock at a public offering price of $14.00 per share. We received proceeds of approximately $107.9 million, net of offering discounts and commissions and offering costs of $7.3 million.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $45,000 and $25,000 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

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

Other than as set forth below, or as previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our drug manufacturing, nonclinical activities and clinical trials.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, and the disease that it causes, COVID-19, were identified in Wuhan, China. This virus continues to spread globally and has spread to nearly every country and region in the world, including those in which we have active clinical trial sites. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our employees continuing their work remotely and limited the number of staff in our research and development laboratories. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, drug manufacturing, nonclinical activities, and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring and source data verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

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

We have obtained orphan drug designation from the FDA for paltusotine for the treatment of acromegaly, and plan to seek a similar orphan drug designation for paltusotine in the European Union. We also plan to seek orphan drug designations for certain of our other product candidates. However, we may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or the EMA, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have obtained orphan drug designation for paltusotine in the United States for the treatment of acromegaly, and we intend to seek a similar orphan drug designation in the European Union. We also plan to seek orphan drug designations for certain of our other product candidates. There can be no assurance, however, that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply.

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

As of June 30, 2020, we have used approximately $21.5 million of the proceeds from our IPO for general corporate purposes, including the development of paltusotine as well as for the preclinical and clinical development of our other development programs. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-225824	3.3	7/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
10.1	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Ajay Madan and the Registrant					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: August 7, 2020	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal Financial Officer)