Form 10-Q
period 2020-09-30
Crinetics Pharmaceuticals, Inc.
filed 2020-11-06
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 32,922,328 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,820	$40,326
Investment securities	69,004	78,066
Prepaid expenses and other current assets	7,298	4,947
Total current assets	194,122	123,339
Property and equipment, net	3,389	3,946
Operating lease right-of-use asset	2,306	2,510
Restricted cash	500	500
Other assets	—	82
Total assets	$200,317	$130,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,690	$5,498
Accrued compensation and related expenses	3,333	2,118
Other current liabilities	810	724
Total current liabilities	8,833	8,340
Operating lease liability, non-current	4,234	4,849
Unvested stock liability	28	49
Total liabilities	13,095	13,238
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding at September 30, 2020 or at December 31, 2019	—	—
Common stock and paid-in capital, $0.001 par value; 200,000 shares authorized; 32,941 shares issued and 32,921 shares outstanding at September 30, 2020; 24,296 shares issued and 24,263 shares outstanding at December 31, 2019	333,151	210,793
Accumulated other comprehensive income	44	148
Accumulated deficit	(145,973)	(93,802)
Total stockholders’ equity	187,222	117,139
Total liabilities and stockholders’ equity	$200,317	$130,377

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Grant revenues	$—	$505	$71	$872
Operating expenses:
Research and development	13,699	11,823	40,168	29,363
General and administrative	4,752	3,911	13,065	10,127
Total operating expenses	18,451	15,734	53,233	39,490
Loss from operations	(18,451)	(15,229)	(53,162)	(38,618)
Other income (expense):
Interest income	122	835	938	2,805
Other income (expense), net	9	(36)	53	(60)
Total other income (expense), net	131	799	991	2,745
Net loss	(18,320)	(14,430)	(52,171)	(35,873)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(83)	(36)	(104)	137
Comprehensive loss	$(18,403)	$(14,466)	$(52,275)	$(35,736)
Net loss per share:
Net loss per share – basic and diluted	$(0.56)	$(0.60)	$(1.76)	$(1.49)
Weighted average shares outstanding – basic and diluted	32,890	24,208	29,608	24,155

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at July 1, 2020	32,882	$330,300	$127	$(127,653)	$202,774
Vesting of stock subject to repurchase	4	5	—	—	5
Exercise of stock options	35	64	—	—	64
Stock-based compensation	—	2,782	—	—	2,782
Comprehensive loss	—	—	(83)	—	(83)
Net loss	—	—	—	(18,320)	(18,320)
Balance at September 30, 2020	32,921	$333,151	$44	$(145,973)	$187,222

Balance at January 1, 2020	24,263	$210,793	$148	$(93,802)	$117,139
Issuance of stock in public offering, net of issuance costs of $7,259	8,223	107,856	—	—	107,856
Stock issued in at-the-market offering, net of costs of $199	276	6,427	—	—	6,427
Vesting of stock subject to repurchase	13	21	—	—	21
Exercise of stock options	119	191	—	—	191
Issuance of stock under Stock Purchase Plan	27	407	—	—	407
Stock-based compensation	—	7,456	—	—	7,456
Comprehensive loss	—	—	(104)	—	(104)
Net loss	—	—	—	(52,171)	(52,171)
Balance at September 30, 2020	32,921	$333,151	$44	$(145,973)	$187,222

Balance at July 1, 2019	24,195	$206,690	$234	$(64,823)	$142,101
Vesting of stock subject to repurchase	10	12	—	—	12
Exercise of stock options	13	22	—	—	22
Stock-based compensation	—	1,854	—	—	1,854
Comprehensive (loss)	—	—	(36)	—	(36)
Net loss	—	—	—	(14,430)	(14,430)
Balance at September 30, 2019	24,218	$208,578	$198	$(79,253)	$129,523

Balance at January 1, 2019	24,061	$203,544	$61	$(43,380)	$160,225
Vesting of stock subject to repurchase	56	83	—	—	83
Exercise of stock options	76	109	—	—	109
Issuance of stock under Stock Purchase Plan	25	379	—	—	379
Stock-based compensation	—	4,463	—	—	4,463
Comprehensive income	—	—	137	—	137
Net loss	—	—	—	(35,873)	(35,873)
Balance at September 30, 2019	24,218	$208,578	$198	$(79,253)	$129,523

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Operating activities:
Net loss	$(52,171)	$(35,873)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	7,456	4,463
Depreciation and amortization	723	658
Noncash lease expense	204	166
Accretion of purchase discounts and amortization of premiums on investment securities, net	(293)	(1,009)
Other, net	(18)	3
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(2,269)	(923)
Accounts payable and accrued expenses	808	22
Operating lease liability	(529)	(441)
Net cash used in operating activities	(46,089)	(32,934)
Investing activities:
Purchases of investment securities	(113,762)	(67,070)
Maturities of investment securities	123,040	122,024
Purchases of property and equipment	(169)	(464)
Net cash provided by investing activities	9,109	54,490
Financing activities:
Proceeds from issuance of stock in public offering, net	107,856	—
Proceeds from issuance of stock in at-the-market offering, net	6,427	—
Proceeds from exercise of stock options	191	109
Repurchase of unvested shares	—	(59)
Net cash provided by financing activities	114,474	50
Net change in cash, cash equivalents and restricted cash	77,494	21,606
Cash, cash equivalents and restricted cash at beginning of period	40,826	45,473
Cash, cash equivalents and restricted cash at end of period	$118,320	$67,079
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$117,820	$66,579
Restricted cash	500	500
Cash, cash equivalents and restricted cash at end of period	$118,320	$67,079
Noncash investing and financing activities:
Issuance of shares under Stock Purchase Plan	$407	$379
Amounts accrued for purchases of property and equipment	$6	$—
Change in unvested stock liability	$21	$83

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and the results of its operations and cash flows for the nine months ended September 30, 2020 and 2019 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of September 30, 2020, the Company had $186.8 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $146.0 million as of September 30, 2020. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

COVID-19

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company's clinical trials, employees and vendors. In response to the spread of COVID-19, we have restricted access to our offices to lab and a limited number of other personnel, while the remainder of our employees are continuing their work outside of our offices. At this point, the degree to which COVID-19 may impact the Company's financial condition or future results of operations is uncertain.  A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act has not had a material impact on our income tax provision for the nine months ended September 30, 2020.  We will continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

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

Accrued R&D expenses were $2.1 million at September 30, 2020 and $2.8 million at December 31, 2019 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The Company recognized a reduction to R&D expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively; for the three and nine months ended September 30, 2019, the Company recognized a reduction to R&D expense of $0.3 million and $0.6 million, respectively.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	September 30,
	2020	2019
Common stock options	4,224	3,107
Unvested common stock subject to repurchase	20	40
	4,244	3,147

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$58,658	$5	$(7)	$58,656
Certificates of deposit	5,310	26	—	5,336
Corporate debt securities	4,992	20	—	5,012
Total	$68,960	$51	$(7)	$69,004

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$43,275	$94	$(1)	$43,368
Certificates of deposit	5,931	51	—	5,982
Commercial paper	17,645	—	—	17,645
Corporate debt securities	11,067	7	(3)	11,071
Total	$77,918	$152	$(4)	$78,066

All available-for-sale investment securities held at September 30, 2020 and December 31, 2019, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at September 30, 2020 or December 31, 2019. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$50,157	$8,499	$—	$58,656
Certificates of deposit	—	5,336	—	5,336
Corporate debt securities	—	5,012	—	5,012
Total assets measured at fair value	$50,157	$18,847	$—	$69,004

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$15,478	$27,890	$—	$43,368
Certificates of deposit	—	5,982	—	5,982
Commercial paper	—	17,645	—	17,645
Corporate debt securities	—	11,071	—	11,071
Total assets measured at fair value	$15,478	$62,588	$—	$78,066

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2020.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid research and development costs	$3,848	$2,478
Australian tax incentive receivable	1,644	929
Prepaid insurance	1,022	648
Interest receivable	125	224
Prepaid expenses and other assets	659	668
Total	$7,298	$4,947

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$3,494	$3,494
Lab equipment	1,534	1,468
Office equipment	653	567
Computers and software	41	41
Property and equipment at cost	5,722	5,570
Less accumulated depreciation and amortization	2,333	1,624
Total	$3,389	$3,946

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

Future Minimum Payments. As of September 30, 2020, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2020 (3 months)	$290
2021	1,173
2022	1,208
2023	1,244
2024	1,280
Thereafter	871
Total future minimum lease payments	6,066
Less imputed interest	1,022
Total operating lease liability	5,044
Less operating lease liability, current	810
Operating lease liability, non-current	$4,234

Rent expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively; for the three and nine months ended September 30, 2019, the Company recognized rent expense of $0.2 million and $0.7 million, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.8 million during each of the nine month periods ended September 30, 2020 and 2019, respectively.

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

During the three-month period ended March 31, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company has not issued any additional shares of common stock in the ATM Offering since the first quarter of 2020.

9. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of September 30, 2020, 2,216,046 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of September 30, 2020, 19,630 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $28,000 as of September 30, 2020.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of September 30, 2020, an aggregate of 638,720 shares of common stock were available for issuance under the ESPP.

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

Stock Options

Activity under the Company’s stock option plans during the nine months ended September 30, 2020 was as follows:

		Weighted-	Weighted-	Aggregate
	Options	Average	Average	Intrinsic
	Outstanding	Exercise	Remaining	Value
	(000’s)	Price	Term	(000’s)
Balance at December 31, 2019	3,127	$11.52
Granted	1,342	$20.28
Exercised	(119)	$1.60
Forfeited and expired	(126)	$19.35
Balance at September 30, 2020	4,224	$14.35	8.2	$19,534
Exercisable at September 30, 2020	1,773	$10.12	7.6	$13,740

Aggregate intrinsic value is calculated as the difference at September 30, 2020 between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 was $2.0 million.

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

Stock Option Plans	2020	2019
Expected option term	6.0 years	5.9 years
Expected volatility	78%	78%
Risk free interest rate	0.9%	2.3%
Expected dividend yield	—%	—%

ESPP	2020	2019
Expected option term	2.0 years	1.3 years
Expected volatility	82%	62%
Risk free interest rate	0.0%	2.3%
Expected dividend yield	—%	—%

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

The weighted-average fair value of stock options awarded during the nine months ended September 30, 2020 and 2019 was $13.55 and $16.61 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Included in research and development	$1,376	$864	$3,689	$2,242
Included in general and administrative	1,406	990	3,767	2,221
Total stock-based compensation expense	$2,782	$1,854	$7,456	$4,463

As of September 30, 2020, unrecognized stock-based compensation cost related to option awards and to the ESPP was $27.4 million and $0.7 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years and 1.5 years, respectively.

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

Our Pipeline

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

We have completed two global Phase 2 clinical trials of paltusotine in acromegaly patients, the ACROBAT Edge, or Edge, and ACROBAT Evolve, or Evolve, trials. In addition, patients who completed the Edge and Evolve trials were eligible to enroll in the ACROBAT Advance trial, which is an open-label, long-term extension study designed to evaluate the safety and efficacy of paltusotine.

On October 26, 2020, we announced positive topline results from the ACROBAT Phase 2 program in acromegaly. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained insulin-like growth factor-1, or IGF-1, levels at Week 13 in acromegaly patients who were switched from an injected somatostatin receptor ligand, or SRL, depot of either octreotide or lanreotide monotherapy [change in IGF-1 = -0.034 (-0.107, 0.107), median (IQR)]. There were 25 patients enrolled in this prespecified primary analysis population (Group 1). During the four-week washout period after the 13-week treatment period, Group 1 patients showed a meaningful (>20%) and prompt (within two weeks) rise in IGF-1 levels from baseline, which characterized the magnitude of therapeutic activity of oral paltusotine in acromegaly patients. Edge also enrolled an additional 22 patients into four different exploratory populations (Groups 2-5).

As previously announced, the enrollment in Evolve was terminated early, enabling data to be available for the end of Phase 2 regulatory interactions on the Edge study. The reduced sample size did not allow for meaningful statistical comparisons between groups in the randomized withdrawal period. Data from these patients on lower doses of paltusotine were included in the post-hoc dose response analyses in combination with data from patients in the Edge study, most of whom received the higher doses.

Post-hoc analyses of patients in Edge (Group 1; n=25) and Evolve (n=13) were conducted in order to explore the effect of paltusotine dose on IGF-1 suppression. These analyses provided evidence of a dose response across the dose range of 10 to 40 mg.  Dose-dependent results were observed when evaluating the effect on IGF-1 levels from: 1) switching from injectable SRL to paltusotine, and 2) withdrawing paltusotine during the washout phase. These data and ongoing exposure response analysis will inform the selection of doses to be included the Phase 3 program that will be finalized after consultation with the FDA. We plan to meet with the FDA to share these results and finalize the protocol for our planned Phase 3 program, which remains on track to begin in the first half of 2021.

Paltusotine was generally well tolerated among the 60 ACROBAT participants (including both Edge and Evolve), which is consistent with prior clinical findings in healthy volunteers. There were no discontinuations due to drug-related adverse events, no safety signals seen in clinical laboratory analyses, no treatment-related serious adverse events, or SAEs, and no patients required rescue treatments with standard acromegaly medications during treatment. The most common treatment-emergent adverse events (>10%) included: headache, arthralgia, fatigue, peripheral swelling, paresthesia and hyperhidrosis.

ACTH Antagonist Program

We are developing the first oral nonpeptide product candidate to antagonize ACTH action at the melanocortin 2 receptor, or MC2-R, that is designed for the treatment of Cushing’s disease and other diseases caused by excess ACTH, including congenital adrenal hyperplasia and ectopic ACTH syndrome. We have completed first-in-human enabling studies with our lead ACTH antagonist development candidate. We plan to initiate a Phase 1 clinical trial in late 2020 or early 2021. If successful, we anticipate pharmacokinetic/pharmacodynamic, or PK/PD, data from this Phase 1 human proof-of-concept trial in 2021.

CRN04777, SST5 Agonist Program

We are developing a new class of oral selective nonpeptide somatostatin receptor type 5, or SST5, agonists designed to treat congenital HI. We have completed first-in-human enabling studies with CRN04777, our lead SST5 agonist development candidate, and plan to initiate a Phase 1 clinical trial in early 2021. If successful, we anticipate PK/PD data from this Phase 1 human proof-of-concept trial in 2021. The FDA granted CRN04777 a rare pediatric disease designation for the treatment of congenital HI in September 2020.

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

COVID-19

As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites, and are assessing any impacts of COVID-19 on our drug manufacturing, nonclinical activities and clinical trials, expected timelines, and costs on an ongoing basis. In light of recent developments relating to the COVID-19 global pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines. In addition, in response to the spread of COVID-19, we have limited the number of staff in our laboratory and offices. We will continue to evaluate the impact of the COVID-19 pandemic on our business and as we learn more about its impact on our industry.

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant revenues, the private placement of preferred stock, and sales of our common stock. As of September 30, 2020, we had unrestricted cash, cash equivalents, and investment securities of $186.8 million.

We have incurred cumulative net losses since our inception and, as of September 30, 2020, we had an accumulated deficit of $146.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities, and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have not been any material changes to the critical accounting policies discussed therein during the three and nine months ended September 30, 2020.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Dollar
	2020	2019	Change
Grant revenues	$—	$505	$(505)
Operating expenses:
Research and development	13,699	11,823	1,876
General and administrative	4,752	3,911	841
Total operating expenses	18,451	15,734	2,717
Loss from operations	(18,451)	(15,229)	(3,222)
Other income (expense), net	131	799	(668)
Net loss	$(18,320)	$(14,430)	$(3,890)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants. We had no grant revenue for the three-month periods ended September 30, 2020, while such revenues were $0.5 million for the three months ended September 30, 2019. We completed activities under our one remaining SBIR Grant during the first quarter of 2020 and we do not expect to generate grant revenues in future reporting periods.

Research and development expenses.     Research and development expenses were $13.7 million and $11.8 million for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily due to an increase in personnel and stock-based compensation costs of $0.9 million and $0.5 million, respectively, and a $0.5 million increase in spending on outside services to support our development efforts.

General and administrative expenses.     General and administrative expenses were $4.8 million and $3.9 million for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily due to an increase in personnel costs of $0.5 million and additional stock-based compensation of $0.4 million.

Other income (expense).     Other income (expense), net was $0.1 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively. The decrease resulted from a reduction of the income generated by our available-for-sale investment securities portfolio due to declining market yields available for such securities.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,		Dollar
	2020	2019	Change
Grant revenues	$71	$872	$(801)
Operating expenses:
Research and development	40,168	29,363	10,805
General and administrative	13,065	10,127	2,938
Total operating expenses	53,233	39,490	13,743
Loss from operations	(53,162)	(38,618)	(14,544)
Other income (expense), net	991	2,745	(1,754)
Net loss	$(52,171)	$(35,873)	$(16,298)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants and totaled $71,000 and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.  We completed activities under our one remaining SBIR grant during the first quarter of 2020.

Research and development expenses.     Research and development expenses were $40.2 million and $29.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $5.9 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs. Additionally, our results for the nine months ended September 30, 2020 reflect an increase in personnel-related costs of $2.8 million and additional stock-based compensation of $1.4 million.

General and administrative expenses.     General and administrative expenses were $13.1 million and $10.1 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was primarily due to an increase in personnel-related costs of $1.3 million and additional stock-based compensation of $1.5 million.

Other income (expense).     Other income (expense), net was $1.0 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease resulted from a reduction of the income generated by our available-for-sale investment securities portfolio due to declining market yields available for such securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2020, we had unrestricted cash, cash equivalents and investment securities of $186.8 million and an accumulated deficit of $146.0 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(46,089)	$(32,934)
Net cash provided by investing activities	9,109	54,490
Net cash provided by financing activities	114,474	50
Net change in cash, cash equivalents and restricted cash	$77,494	$21,606

Operating Activities.     Net cash used in operating activities was $46.1 million and $32.9 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine as well as our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the nine months ended September 30, 2020 was primarily due to our net loss of $52.2 million and a $2.0 million increase in operating assets and liabilities, adjusted for $8.1 million of noncash charges, primarily for stock-based compensation, depreciation and the accretion in value of our investment securities. Net cash used in operating activities during the nine months ended September 30, 2019 was primarily due to our net loss of $35.9 million and a $1.3 million increase in operating assets and liabilities, adjusted for $4.3 million of noncash charges, primarily for stock-based compensation and depreciation.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $9.1 million during the first nine months of 2020, compared to net inflow of funds of approximately $54.5 million during the comparable period of 2019.

Financing activities.    Net cash provided by financing activities was $114.5 million and $50,000 for the nine months ended September 30, 2020 and 2019, respectively. The net cash provided by financing activities during 2020 was primarily the result of the proceeds of $107.9 million from the sale of shares of common stock in our public offering in April 2020, as well as $6.4 million from the sale of shares in our ATM Offering, as defined below. The net cash provided by financing activities during the comparable period of 2019 resulted from the exercise of stock options.

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

During the nine months ended September 30, 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $61,000 for each of the nine months ended September 30, 2020 and 2019.

As of September 30, 2020, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

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

Other than as set forth below, or as previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, there have been no material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The FDA has granted rare pediatric disease designation for CRN04777, however, there is no guarantee that FDA approval of CRN04777 will result in a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI, however, there is no guarantee that we will be able to obtain a priority review voucher, even if CRN04777 is approved by the FDA. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Specifically, FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of December 11, 2020, and is then approved by the FDA no later than December 11, 2022; or (ii) Congress reauthorizes the program, for which legislation has been proposed in the current Congress. Even though we received rare pediatric disease designation for CRN04777 by the current statutory deadline of December 11, 2020, we may not receive the voucher if we do not obtain approval by December 11, 2022.  Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

As of September 30, 2020, we have used approximately $40.1 million of the proceeds from our IPO for general corporate purposes, including the development of paltusotine as well as for the preclinical and clinical development of our other development programs. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

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

Crinetics Pharmaceuticals, Inc.

Date: November 6, 2020	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal Financial Officer)