Form 10-K
period 2020-12-31
Crinetics Pharmaceuticals, Inc.
filed 2021-03-30
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $505.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on such date of $17.52 per share.

The number of outstanding shares of the registrant’s common stock, par value 0.001 per share, as of February 26, 2021 was 33,028,876.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

CRINETICS PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2020

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors,” included in this report. These risks include, but are not limited to, the following:

•

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

•

We are early in our development efforts and have only three product candidates in clinical development. All of our other research programs are still in the preclinical or discovery stage. If we are unable to successfully develop product candidates or experience significant delays in doing so, our business will be materially harmed.

•	We cannot assure you that we will be able to successfully develop any product candidates.
•

Preclinical and clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

•

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

•	The COVID-19 pandemic could adversely impact our business, including our drug manufacturing, nonclinical activities and clinical trials.
•

We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being developed. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming and which may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

•

We face competition from entities that have developed or may develop somatostatin agonist products or other product candidates. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected.

•

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

•

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

•

We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•	The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Item 1. Business

Business Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808) which is in clinical development for the treatment of acromegaly and neuroendocrine tumors, or NETs, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease, congenital adrenal hyperplasia, or CAH, and Ectopic ACTH Syndrome, or EAS. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. Approximately 26,000 people in the United States suffer from acromegaly, and depending on surgical success, many are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 171,000 adults in the United States. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients as detailed in National Comprehensive Cancer Network guidelines. In 2020, injected somatostatin peptide drugs accounted for approximately

$3.2 billion in global sales for the treatment of acromegaly, NETs and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients. In July 2020, we announced that the FDA granted orphan drug designation for paltusotine for the treatment of acromegaly.

We have completed two global Phase 2 clinical trials of paltusotine in acromegaly patients, the ACROBAT Evolve, or Evolve, and ACROBAT Edge, or Edge, trials. The Evolve trial was a double-blind, placebo-controlled, randomized withdrawal study designed to evaluate the safety, efficacy, and pharmacokinetics of paltusotine, in subjects with acromegaly whose disease is biochemically controlled by octreotide LAR or lanreotide depot monotherapy. The Edge trial was an open label exploratory study primarily designed to evaluate the safety, efficacy, and pharmacokinetics of paltusotine in subjects with acromegaly that are treated with somatostatin analog monotherapy but whose disease is not biochemically controlled. Patients who completed the Evolve and Edge trials were eligible to enter the ACROBAT Advance trial, which is an open label, long term extension study designed to continue to evaluate the safety and efficacy of paltusotine in patients.

In October 2020, we announced positive topline results from the ACROBAT Phase 2 program in acromegaly. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained IGF-1 levels at Week 13 in acromegaly patients who were switched from an injected somatostatin receptor ligand, or SRL, depot of either octreotide or lanreotide monotherapy [change in IGF-1 = -0.034 (-0.107, 0.107), median (IQR)]. There were 25 patients enrolled in this prespecified primary analysis population (Group 1). During the four-week washout period after the 13-week treatment period, Group 1 patients showed a meaningful (>20%) and prompt (within two weeks) rise in IGF-1 levels from baseline, which provided evidence regarding the magnitude of therapeutic activity of oral paltusotine in acromegaly patients. Edge also enrolled an additional 22 patients into four different exploratory populations (Groups 2-5).

Enrollment in Evolve was terminated early, enabling data to be available for regulatory interactions on the same timeline as for the Edge study. The reduced sample size did not allow for meaningful statistical comparisons between groups in the randomized withdrawal period. Data from these patients on lower doses of paltusotine were included in the post-hoc dose response analyses in combination with data from patients in the Edge study, most of whom received the higher doses. Post-hoc analyses of patients in Edge (Group 1; n=25) and Evolve (n=13) were conducted in order to explore the effect of paltusotine dose on IGF-1 suppression. These analyses provided evidence of a dose response across the dose range of 10 to 40 mg.  Dose-dependent results were observed when evaluating the effect on IGF-1 levels from: 1) switching from injectable SRL to paltusotine, and 2) withdrawing paltusotine during the washout phase. These data inform the selection of doses to be evaluated in future studies. Paltusotine was generally well tolerated among the 60 ACROBAT participants (including both Edge and Evolve), which is consistent with prior clinical findings in healthy volunteers. There were no discontinuations due to drug-related adverse events, no safety signals seen in clinical laboratory analyses, no treatment-related serious adverse events, or SAEs, and no patients required rescue treatments with standard acromegaly medications during treatment. The most common treatment-emergent adverse events (>10%) included: headache, arthralgia, fatigue, peripheral swelling, paresthesia and hyperhidrosis.

Based on feedback from our interactions with the U.S. Food and Drug Administration, or FDA, and other regulators, we have defined our planned Phase 3 development program which will consist of two placebo-controlled clinical trials. We plan to conduct the PATHFNDR-1 trial, which is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in 52 acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of SRL monotherapy (octreotide LAR or lanreotide depot). The primary endpoint is the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the nine-month treatment period on paltusotine as compared to placebo. We also plan to conduct a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, twelve-week trial in 74 acromegaly patients with elevated IGF-1 levels who are medication naïve or who are not being treated with pharmacotherapy (untreated patients). The primary endpoint in this study is also the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. A new tablet formulation of paltusotine is planned for use in both trials. When evaluated in a Phase 1 pharmacokinetic healthy volunteer study, the tablet formulation had a reduced fasting requirement when compared to the capsule formulation that was used in prior trials and dose proportional exposure was observed up to 80 mg. We plan to initiate our Phase 3 program in the second quarter of 2021 and expect top line data from both studies in 2023. We believe that, if successful, these trials could support registration of paltusotine in the United States and Europe for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from standard of care.

We were also developing CRN01941, which is an investigational, oral, nonpeptide SST2 agonist, initially in development for the treatment of NETs. We completed a Phase 1 clinical trial in healthy volunteers to examine the safety, tolerability, pharmacokinetics, and pharmacodynamics of CRN01941. Phase 1 data for CRN01941 showed that the compound did not provide an improvement over paltusotine. Therefore, we discontinued development of CRN01941 to focus our resources on development of paltusotine for both acromegaly and NETs. We believe that focusing on paltusotine offers the best path forward for our SST2 franchise. We plan to initiate a Phase 2 trial in patients with NETs complicated by carcinoid syndrome in 2021.

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital hyperinsulinism, or HI. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study is designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We expect preliminary data from the single ascending dose cohorts in mid-2021 and from the multiple ascending dose cohorts in the second half of 2021. In September 2020, we announced that the FDA granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease, CAH, and EAS. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. EAS is a rare disorder that results from non-pituitary tumors that secrete excessive amounts of ACTH. The supraphysiological degree of ACTH secretion in EAS can vary with effects that range from cushingoid to acutely life-threatening. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894 and to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. We expect preliminary data from the single ascending dose cohorts in the first half of 2021 and from the multiple ascending dose cohorts in the second half of 2021.

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where next to deploy our drug discovery efforts. We plan to continue our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including hyperparathyroidism, nonfunctional pituitary adenomas and polycystic kidney disease, among other indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications, including issued U.S. patents covering paltusotine extending to 2037. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations. Over time, we intend to sell our products, if approved, through our own commercial organization, which we believe can be of modest size to cover the relatively small number of specialty endocrinologists who treat patients with rare endocrine diseases and endocrine-related tumors.

Our strategy

Our objective is to transform the treatment of rare endocrine diseases and endocrine-related tumors by creating a diversified portfolio of novel therapeutics that will advance the standard of care. To achieve this objective, we are pursuing the following strategy:

•

Focus on rare endocrine diseases and endocrine-related tumors with significant unmet medical need.     There are numerous rare endocrine diseases and endocrine-related tumors for which currently available pharmacological therapies (when they exist) have significant limitations in efficacy, safety and/or tolerability. Patients living with these diseases often experience significant morbidity, mortality and/or poor quality of life. We are focused on discovering, developing, and commercializing orally available therapies for multiple rare indications across endocrinology to advance the standard of care for these patients.

•

Rapidly advance multiple product candidates in parallel to clinical proof-of-concept and late-stage development by targeting diseases that require relatively small trials and employ validated biomarkers as clinical endpoints.    Phase 1 clinical trials for rare endocrine diseases and endocrine-related tumors can often measure predictive biomarkers in healthy volunteers and lower the technical risk by providing a predictive measure of efficacy early in clinical development. Clinical trials in these indications often enroll relatively small numbers of trial subjects and use validated biomarkers as registration endpoints, which we believe will allow us to efficiently develop multiple clinical programs in parallel.

•

Continue to expand our therapeutic pipeline for rare endocrine diseases by leveraging the capabilities of our experienced discovery team in the area of peptide hormone GPCRs.    Our discovery team has significant expertise in understanding and creating product candidates to influence the dynamic behavior of GPCRs and has developed a number of proprietary methods, techniques and tools that we believe will enable us to efficiently and reliably evaluate newly synthesized molecules. We employ an iterative strategy where compounds are designed, synthesized, and rapidly characterized for pharmacologic and pharmaceutical properties. This approach has led to our current pipeline, and we will continue to invest in creating additional product candidates acting at this important class of targets. Peptide hormone GPCRs regulate many aspects of physiology and are attractive drug targets for treating a broad range of diseases. There are more than 80 known peptide hormones acting at more than 120 known different receptors. With each of our drug discovery programs, our goal is to specifically tailor a product candidate with pharmacologic and pharmaceutical properties highly optimized for its interaction with its specific GPCR target that we anticipate will translate to downstream benefits in our chosen therapeutic applications.

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

•

Maintain an entrepreneurial, scientifically rigorous, and inclusive corporate culture where employees are fully engaged and strive to bring improved therapeutic options to patients.    The patients we seek to treat currently only have options with significant drawbacks and often limited efficacy, safety and/or tolerability. We are passionate about developing new pharmacological therapies to help these patients better control their diseases and to reduce the impact of these diseases on their daily lives. We believe that building a successful and sustainable endocrine company requires not just specific expertise in multiple areas of drug discovery, development, and commercialization, but a team-oriented culture that integrates and harnesses the creative energy, scientific insights and enthusiasm of the entire organization.

The endocrine system

Overview

The endocrine system regulates most of the body’s physiological activities through the actions of hormones, which are chemical and biochemical messengers secreted from different organs that influence growth, gastrointestinal function, maturation and development, reproduction, stress, metabolism and nearly all aspects of homeostasis. Hormones are structurally variable and can be monoamines, steroids, amino acids, peptides, or larger proteins. The endocrine system includes, among other glands and organs, the pituitary gland, hypothalamus, pancreas, adrenal gland, thyroid and parathyroid, ovaries and testes, as well as specialized enteroendocrine cells.

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

Hormonal dysregulation can arise from endocrine organ defects, including injury, inflammation, genetic abnormalities, or the growth of tumors derived from endocrine cells. These insults can result in the under-secretion or over-secretion of one or more hormones, disrupting homeostasis and causing disease. For example, several serious clinical disorders, including acromegaly and Cushing’s disease, result from pituitary tumors secreting excess hormones. In the pancreas, genetic defects or cellular dysfunction can give rise to disorders of under-secretion or over-secretion of pancreatic hormones (e.g., hyperinsulinemia).

Peptide hormone GPCRs

Various GPCRs are expressed in every type of cell in the body and their function is to transmit signals from outside the cell across the membrane to signaling pathways within the cell, between cells and between organ systems. Because of these critical actions, the GPCR superfamily is the largest and single most important family of drug targets as highlighted by the large number of approved therapeutics targeting this class. However, most currently available GPCR-targeting drugs act at receptors for which the native ligands are small molecules, such as histamine, adrenaline, and neurotransmitters.

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

The somatostatin receptor family of peptide GPCRs is an illustrative example of the complex and subtle control inherent in endocrine biology and peptide hormone physiology. The peptide hormone somatostatin, which was first isolated over 40 years ago, is produced by a variety of cell types and has pleiotropic effects throughout the body, many of which are related to the inhibition of secretion of other hormones or neurotransmitters, and selective activation of this activity has made somatostatin agonism a well-established, commercially validated mechanism. These effects are mediated by five different somatostatin receptor proteins (SST1, SST2, SST3, SST4, and SST5), which lower levels of cyclic adenosine monophosphate, or cAMP, a key intracellular signaling molecule regulated by GPCR activation. Each of these receptors is expressed in different subsets of tissues. For example, SST2 is the most widely expressed subtype in NETs and is the dominant receptor by which GH secretion is suppressed in the pituitary. The SST5 receptor is expressed by pancreatic islet cells where its activation potently inhibits insulin secretion.

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

Our product candidates

All of our product candidates have been discovered and developed internally and we have retained global rights to commercialize our product candidates and have no royalty or licensing obligations. The following table summarizes our product candidate pipeline.

Somatostatin receptor type 2 agonists for the treatment of acromegaly and neuroendocrine tumors

Our lead product, paltusotine, is an oral selective nonpeptide SST2 agonist in clinical development for the treatment of acromegaly. The FDA granted orphan drug designation for paltusotine for the treatment of acromegaly. Results from our Phase 1 trial of paltusotine demonstrated initial clinical proof-of-concept based on observed suppression of GH and IGF-1 secretion in healthy volunteers. In October 2020, we announced positive topline results from the ACROBAT Edge and Evolve Phase 2 trials in acromegaly. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained IGF-1 levels at Week 13 in acromegaly patients who were switched from an injected somatostatin receptor ligand depot of either octreotide or lanreotide monotherapy. We are currently preparing to initiate our Phase 3 program for paltusotine which we expect to start in the second quarter of 2021. We also plan to initiate a Phase 2 trial in patients with NETs complicated by carcinoid syndrome in 2021.

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

Acromegaly is often suspected when the patient exhibits enlargement of extremities and an alteration of facial features. Pituitary tumors are also often found during clinical workup for severe headaches, vision changes or incidentally on cranial imaging initiated for other reasons. Elevation of serum IGF-1 levels confirms the suspicion of acromegaly, but a formal diagnosis requires lack of suppression of serum GH levels in response to an oral glucose tolerance test. A magnetic resonance imaging (MRI) or computerized tomography (CT) scan of the pituitary is then used to locate the tumor, determine its size and assess the potential for surgical intervention. It is estimated that there are approximately 26,000 patients in the United States with acromegaly.

Current acromegaly treatments and limitations

The major goals of treatment are to reduce serum GH and normalize IGF-1 levels, ameliorate symptoms and relieve any pressure resulting from the tumor. Surgical removal of the pituitary tumor is the first treatment option and often results in rapid improvement of symptoms. Surgery can be curative if the tumor is small and accessible enough to be fully resected. However, many acromegaly patients turn to pharmacological treatments if they are not candidates for surgery or surgery was unsuccessful. Somatostatin analogs octreotide (marketed as Sandostatin) and lanreotide (marketed as Somatuline) are selective for SST2 receptors and are the preferred first-line pharmacologic treatments. However, these peptides leave many patients inadequately controlled. For example, a meta-analysis published in 2014 by the Journal of Clinical Endocrinology and Metabolism showed that approximately 50% of over 4,000 acromegaly patients treated with octreotide or lanreotide failed to achieve biochemical control. Pegvisomant (marketed as Somavert) is a daily injectable GH receptor antagonist and is generally used in patients resistant to or intolerant of somatostatin analogs. Pasireotide (marketed as Signifor) is a less selective SST receptor agonist that is also used and has activity toward SST5, SST3 and SST2 receptors. However, pasireotide treatment leads to an increase in fasting plasma glucose levels in patients within the first two or three weeks of treatment and a pronounced shift to pre-diabetes and diabetes (as judged by HbA1c levels) within six months due to its insulin-suppressing SST5 activity. Orally administered dopamine agonists, such as cabergoline, are also used, but do not achieve hormone normalization in most patients. For this reason, dopamine agonists are usually used as adjunct to somatostatin analogs. While these currently approved drugs reduce the disease burden, many patients still report acromegaly symptoms despite treatment, particularly at the end of the monthly dosing cycle. In 2020, octreotide capsules (marketed as MYCAPSSA) received marketing approval in the United States for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide.

Currently available therapies for acromegaly are primarily peptide drugs that require injection, making them both painful and inconvenient. Octreotide and pasireotide are typically a monthly intramuscular injection, lanreotide a monthly deep subcutaneous injection and pegvisomant a daily subcutaneous injection. Patients report pain, swelling and bruising both at the time of injection and for days following injections. In addition, octreotide, lanreotide and pasireotide labels require injections by a trained healthcare provider and are therefore inconvenient for patients. Finally, the reconstitution of octreotide and pasireotide can be complex and prone to error for healthcare providers.

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

Neuroendocrine tumors (NETs) background

NETs arise from cells of the enteroendocrine system in the gastrointestinal tract (approximately 70% of cases) but can also arise from neuroendocrine cells in the lung (approximately 25% of cases) or, more rarely, the pancreas. These tumors are usually slow growing and often initially asymptomatic. Therefore, many patients are only diagnosed at a time of extensive metastatic disease, and these patients can progress to liver failure. In approximately 19% of cases, these tumors are associated with excess secretion of serotonin resulting in carcinoid syndrome, which is characterized by severe diarrhea and flushing. NETs are present in approximately 171,000 adults in the United States, of which approximately 33,000 patients have carcinoid syndrome. While still an orphan disease, NETs are the second most common gastrointestinal malignancy after colon cancer.

Current neuroendocrine tumor treatments and limitations

Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become a standard of care for patients with carcinoid syndrome. While somatostatin analogs have been historically indicated primarily for patients with carcinoid syndrome, there is an evolving understanding of the positive impact of somatostatin analog treatment on the broader NETs patient population. For example, lanreotide was approved for the treatment of gastroenteropancreatic NETs based on a long-term study that showed significant improvement in progression free survival. However, many patients eventually become increasingly resistant to somatostatin analogs requiring increased dosage of depot preparations or use short-acting analogs as an add-on therapy. In 2017, the serotonin synthesis inhibitor, telotristat, was approved for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog (SSA) therapy in adults inadequately controlled by SSA therapy.

The overexpression of SST2 in NETs is also the basis for somatostatin targeted radioimaging of the tumors for diagnosis and staging. Peptide somatostatin analogs modified to incorporate a chelating agent can use their SST2 binding activity to concentrate radioisotopes in tumor tissue that can then be imaged using positron-emission tomography (PET). More recently, this approach has been adapted to deliver the beta particle emitter 177Lu for anti-tumor activity. A drug using this mechanism, Lutathera, significantly improved progression free survival and led to a substantial reduction in the risk of disease progression or death when added onto octreotide LAR therapy compared to a double dose of octreotide LAR, in a Phase 3 trial in NET patients who had failed on somatostatin analog therapy. Lutathera was approved in 2018 for the treatment of somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors.

Paltusotine overview and clinical development

Paltusotine, our lead product candidate, pioneers a new class of oral selective nonpeptide SST2 agonists designed for the treatment of acromegaly and is the first agent in its class with reported clinical results. It is designed to reduce excess GH secretion from benign pituitary tumors and normalize IGF-1 levels in patients with acromegaly. In vitro pharmacology studies demonstrated that paltusotine potently stimulated SST2 receptor activity as measured by a decrease in cAMP accumulation in cells expressing the human SST2 receptor (EC50=0.25 nM, the concentration that achieves 50% cAMP inhibition). Analogous experiments using the other SST receptor subtypes showed paltusotine’s selectivity for SST2 was 4,000 times greater than the other SST receptor subtypes.

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

We began a Phase 1, double-blind, placebo-controlled trial in late 2017 to assess the safety, tolerability, PK, and PD of paltusotine in 99 healthy human volunteers. This trial was performed at a single center in Melbourne, Australia. Subjects in the single ascending dose, or SAD, arm (up to 20 mg) were also evaluated for the ability of paltusotine to suppress GH secretion. Because GH secretion is pulsatile during the day, subjects in the first five SAD cohorts were given an intravenous bolus of GHRH (50 µg) to ensure a reliable window of high GH secretion. These GH responses were evaluated on day -1 (the day prior to dosing) and again on day 1 (the day of dosing either paltusotine or placebo). The ability of paltusotine to suppress serum IGF-1 was evaluated in the multiple ascending dose, or MAD, cohorts.

Administration of GHRH on day -1 resulted in a rapid surge of serum GH that lasted approximately 2 hours. In contrast to day -1, the presence of paltusotine in plasma strongly suppressed (approximately 92%) stimulated GH secretion, consistent with the compound’s activity as an SST2 agonist. This response was dose dependent. The first-generation paltusotine capsule achieved approximately 75% of the total plasma exposure (area under the curve, or AUC) of the same dose administered as an oral solution to fasted subjects. However, when the capsule was administered with a standardized high fat meal, plasma AUC was reduced by approximately 83%, suggesting that the first-generation capsule formulation should be taken under fasted conditions. In the drug-drug interaction cohort, repeated dosing of paltusotine resulted in no change in the exposure of the sensitive CYP3A4 reporter midazolam, suggesting that paltusotine is not likely to cause drug interactions by inhibiting the metabolism of other drugs that are primarily metabolized by the major CYP enzymes in the liver.

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

Paltusotine exhibited a dose-dependent increase in exposure in the dose range of 5 mg to 30 mg and a terminal elimination half-life of 42 to 50 hours, consistent with potential for once daily administration. Suppression of IGF-1 levels for the 10 mg, 20 mg and 30 mg cohorts was similar indicating that the 10 mg dose achieved a maximal response. This degree of IGF-1 suppression by paltusotine was similar to that observed for peptide somatostatin analogs (octreotide, lanreotide) in previously reported healthy volunteer studies. Concentrations of somatostatin analogs in healthy volunteers that result in this level of suppression in healthy volunteers are comparable to the trough concentrations in patients on the highest approved dose. This suggests that drug concentrations that result in maximal suppression of IGF-1 in healthy volunteers translates to meaningful suppression of IGF-1 in acromegaly patients.

The safety and tolerability of paltusotine in the trial was generally consistent with that of approved peptide somatostatin analogs. In the trial, paltusotine resulted in mild gastrointestinal disorders (such as abdominal pain, flatulence, abdominal distension, and diarrhea) in approximately 30% of subjects and mild elevations of pancreatic enzymes in approximately 10% of subjects. One subject experienced moderate abdominal pain after a single 40 mg dose. Additional adverse events included headache, dizziness and cardiac rhythm abnormalities (including nonsustained ventricular tachycardia, or NSVT) which were not dose dependent and also observed in placebo subjects and/or prior to dosing. One serious adverse event of moderate

NSVT was observed following a single 1.25 mg dose and was considered unlikely to be related to paltusotine. Based on the conclusions from this Phase 1 clinical study, we selected 10 mg as the initial dose for our Phase 2 trials.

Following our Phase 1 study, we conducted global Phase 2 clinical trials with paltusotine in acromegaly patients. The first of these, Evolve, was a double-blind, randomized, placebo-controlled trial in patients whose IGF-1 levels were biochemically controlled by octreotide or lanreotide monotherapy. We also conducted a second, open-label exploratory trial, Edge, to evaluate the effects of paltusotine on patients whose IGF-1 levels were not biochemically controlled by octreotide or lanreotide alone. We are also conducting the Advance trial, which is a Phase 2 open label, long term extension study designed to evaluate the safety and efficacy of paltusotine in patients who completed the Evolve or Edge trials.

We announced positive topline results from the ACROBAT Phase 2 program in acromegaly in October 2020. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained insulin-like growth factor-1, or IGF-1, levels at Week 13 in acromegaly patients who were switched from an injected SRL, depot of either octreotide or lanreotide monotherapy [change in IGF-1 = -0.034 (-0.107, 0.107), median (IQR)]. There were 25 patients enrolled in this prespecified primary analysis population (Group 1). During the four-week washout period after the 13-week treatment period, Group 1 patients showed a meaningful (>20%) and prompt (within two weeks) rise in IGF-1 levels from baseline, which provided evidence regarding the magnitude of therapeutic activity of oral paltusotine in acromegaly patients. Edge also enrolled an additional 22 patients into four different exploratory populations (Groups 2-5).

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

Post-hoc analyses of patients in Edge (Group 1; n=25) and Evolve (n=13) were conducted to explore the effect of paltusotine dose on IGF-1 suppression. These analyses provided evidence of a dose response across the dose range of 10 to 40 mg.  Dose-dependent results were observed when evaluating the effect on IGF-1 levels from: 1) switching from injectable SRL to paltusotine, and 2) withdrawing paltusotine during the washout phase. These data and ongoing exposure response analysis has informed the selection of doses to be included the Phase 3 program.

Paltusotine was generally well tolerated among the 60 ACROBAT participants (including both Edge and Evolve), which is consistent with prior clinical findings in healthy volunteers. There were no discontinuations due to drug-related adverse events, no safety signals seen in clinical laboratory analyses, no treatment-related SAEs, and no patients required rescue treatments with standard acromegaly medications during treatment. The most common treatment-emergent adverse events (>10%) included: headache, arthralgia, fatigue, peripheral swelling, paresthesia, and hyperhidrosis.

Based on feedback from our interactions with the FDA and other regulators, we have defined our planned Phase 3 development program which will consist of two placebo-controlled clinical trials. We plan to conduct PATHFNDR-1, which is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in 52 acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of SRL monotherapy (octreotide LAR or lanreotide depot). The primary endpoint is the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of a nine-month treatment period on paltusotine as compared to placebo. We also plan to conduct a second study, PATHFNDR-2, which is designed as a double-blind, placebo-controlled, twelve-week trial in 74 acromegaly patients with elevated IGF-1 levels, who are medication naïve or who are not being treated with pharmacotherapy (untreated patients). The primary endpoint in this study is also the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. A new tablet formulation of paltusotine is planned for use in both trials. When evaluated in a Phase 1 pharmacokinetic healthy volunteer study, the tablet formulation had a reduced fasting requirement compared to the capsule formulation that was used in prior trials and dose proportional exposure was observed up to 80 mg. We plan to initiate our Phase 3 program in the second quarter of 2021 and expect top line data from both studies in 2023. We believe that, if successful, these trials could support registration of paltusotine in the United States and Europe for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from standard of care. We also plan to initiate a Phase 2 trial in patients with NETs complicated by carcinoid syndrome in 2021.

Somatostatin receptor type 5 agonists for the treatment of hyperinsulinism

We are developing CRN04777, an investigational, oral, selective nonpeptide SST5 receptor agonist that is designed to inhibit the excess insulin secretion associated with congenital and acquired disorders of hyperinsulinism, with our initial focus on congenital HI. CRN04777 is intended to act at the SST5 receptor, which is independent of many of the mutations that cause congenital HI and, therefore, should allow CRN04777 to be broadly applicable to congenital HI patients with the various underlying mutations. We are currently conducting a Phase 1 clinical study with CRN04777 and expect preliminary data from the single ascending dose cohorts in mid- 2021 and from the multiple ascending dose cohorts in the second half of 2021.

In September 2020, we announced that the FDA granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI.

Hyperinsulinism background

Hyperinsulinism is a heterogeneous condition in which dangerously low blood sugar levels are caused by increased insulin secretion from pancreatic ß-cells. The most severe form of hyperinsulinism arises from congenital HI, a disorder whose underlying pathology is driven by genetic mutations in key genes involved in regulating insulin secretion from ß-cells. The incidence of congenital HI is approximately 1 in 30,000 to 50,000 new births in the United States. Hyperinsulinism is one of the most frequent causes of persistent hypoglycemia in neonates and infants. Early diagnosis is vital to prevent neurological complications due to chronic low blood sugar, which can result in apneas, seizures, developmental delays, learning disabilities, epilepsy and even death. Hyperinsulinism can also be a severe complication for patients with insulin secreting tumors (insulinomas). Insulinomas are a specific type of NET derived from pancreatic ß-cells that secrete insulin and cause hypoglycemia. The incidence of insulinomas is 1 to 4 in 1,000,000 persons. In addition, hyperinsulinemic hypoglycemia following meals in patients who have undergone gastric bypass surgery (commonly referred to as Dumping Syndrome) occurs in approximately 10 to 15% of these patients. The number of gastric bypass surgeries continues to increase, from an estimated 158,000 surgeries in 2011 to 252,000 in 2018.

Current treatments and limitations

Maintaining glucose levels through feeding or glucose infusions is the first step in managing congenital HI. Diazoxide is the only approved therapy indicated for hyperinsulinemia. It acts at the ATP-sensitive potassium channels, or KATP, that are involved in insulin secretion and inhibits insulin secretion. However, mutations in these channels are present in approximately 55% to 60% of congenital HI patients, which limits the efficacy of the drug in this population. There are also serious side effects of diazoxide, which include hypertrichosis (abnormal and excessive hair growth over much of the body) and pulmonary hypertension, for which the FDA issued a warning regarding its use in infants and children. Octreotide (used off-label) is administered as subcutaneous injections up to six times/day in those who respond poorly to diazoxide. Octreotide is an SST2 agonist, which can suppress both insulin and glucagon secretion. As glucagon is a primary physiologic defense mechanism against hypoglycemia, targeting SST2 is not optimal for congenital HI patients, and octreotide therapy fails for approximately 70% to 75% of patients. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. We believe an orally available SST5 agonist would provide an important new therapeutic option that inhibits insulin secretion while avoiding glucagon suppression, allowing these patients to maintain normal glucose levels and possibly avoid pancreatectomy, the surgical removal of all or a part of the pancreas.

Preclinical development

In the process of discovering paltusotine, we synthesized many other drug-like nonpeptides, some of which also showed activity at other somatostatin receptor subtypes, including SST5. Because activation of SST5 is known to strongly inhibit insulin secretion, we focused on optimizing selective SST5 agonists to identify potential product candidates.

CRN04777 was examined in a rat model of congenital HI (Figure 2). In this model, rats were treated with sulfonylurea glyburide, which promotes insulin release by acting at KATP channels. This activity mimics the KATP channel mutations found in about half of congenital HI patients. This high level of insulin produced a decrease of blood glucose in rats. When these rats were then treated with our development candidates, blood glucose levels returned to normal, and at higher doses, even to a hyperglycemic state. Repeat dose experiments demonstrated that insulin continued to be suppressed after seven days. Further, glucagon secretion was not suppressed in these experiments.

Figure 2.    Rescue of glyburide-induced hypoglycemia by CRN04777 in rats. To mimic a hypoglycemic state similar to congenital HI, rats were treated with the sulfonylurea glyburide (30 mg/kg, white circles) or vehicle (dashed line). CRN04777 was administered orally two hours after glyburide administration at 3 mg/Kg (white squares), 10 mg/Kg (grey squares) or 30 mg/Kg (black squares). All data are mean ± standard error.

In addition, the drug-like characteristics of CRN04777 met our rigorous internal criteria that we use to determine if a product candidate should enter into preclinical development. This includes extensive evaluation of pharmacology, selectivity, drug interaction potential, oral bioavailability and PK in multiple species, synthetic accessibility and preliminary non-GLP safety assessments including 14-day screening toxicology in rats and cardiovascular safety studies in dogs.

Clinical development

In early 2021, we initiated a double-blind, randomized, placebo-controlled Phase 1 study to evaluate the safety and tolerability of CRN04777 in healthy adult volunteers. In addition, the study is designed to test the potential mechanism of action of CRN04777 by measuring suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We expect to report preliminary data from the single ascending dose cohorts in mid-2021 and from the multiple ascending dose cohorts in the second half of 2021.

ACTH antagonists for the treatment of Cushing’s disease and other diseases of ACTH excess

We are developing, CRN04894, an investigational, orally available nonpeptide ACTH antagonist, designed to antagonize adrenocorticotrophic hormone, or ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease, CAH, and EAS. We are currently conducting a Phase 1 clinical study with CRN04894 and expect preliminary data from the single ascending dose cohorts in the first half of 2021 and from the multiple ascending dose cohorts in the second half of 2021.

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

Cushing’s disease is an orphan indication with a prevalence of approximately 10,000 patients in the United States. It presents more commonly in women, and usually between 30 and 50 years of age. Cushing’s disease often takes many years to diagnose and may well be under-diagnosed in the general population as many of its symptoms such as lethargy, depression, obesity, hypertension, hirsutism and menstrual irregularity can be incorrectly attributed to other more common disorders.

CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. This lack of cortisol leads to a breakdown of feedback mechanisms and results in persistently high levels of ACTH, which in turn causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids

(particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. CAH is an orphan indication with a prevalence of approximately 27,000 patients in the United States.

EAS is a rare disorder that results from non-pituitary tumors that secrete excessive amounts of ACTH. The supraphysiological degree of ACTH secretion in EAS can vary with effects that range from cushingoid to acutely life-threatening.

Current treatments and limitations

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Pharmacological therapy is required when surgery is delayed, contraindicated or unsuccessful. Adrenal enzyme inhibitors (e.g., metyrapone and ketoconazole) prevent the synthesis of cortisol and can improve symptoms but suffer from mechanistic side effects as a result of accumulation of precursor steroids and the resulting lack of negative feedback. For example, metyrapone is associated with hirsutism in women and patients must be monitored carefully to avoid hypoadrenalism. Ketoconazole often requires progressively increasing dosage to maintain disease control, but this is ultimately limited by the hepatotoxicity of the drug. In addition, it is a potent inhibitor of one of the most important drug metabolizing enzymes in the liver, CYP3A4, resulting in the potential for negative drug-interactions as a side effect. Mifepristone, a potent glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome, but is difficult to titrate and has significant liabilities due to its potent anti-progesterone activity. The somatostatin analog, pasireotide, inhibits ACTH secretion, but in a recently published study, only 15-26% of patients in a Phase 3 trial achieved normalization of urinary free cortisol while 73% of patients experienced a hyperglycemia-related adverse event due to the compound’s potent inhibition of insulin secretion. Osilodrostat, a cortisol synthesis inhibitor, received marketing approval in 2020 in the United States for the treatment of adult patients with Cushing’s disease for whom pituitary surgery is not an option or has not been curative.

The current treatment algorithm for CAH consists of lifelong daily glucocorticoid supplementation which attempts to balance the inability to synthesize cortisol and alleviate the lack of negative feedback. The inability to precisely dose glucocorticoids can often lead to enduring cycles of over- or under-treatment. Under-treatment can result in adrenal crisis and intramuscular stress doses of glucocorticoid for acute illness are common. CAH patients have a two-fold risk of bone fractures compared to the general population and commonly suffer from hypercholesterolemia, insulin resistance, and hypertension. Compared to the general population, CAH patients have a diminished life expectancy of 7 years, and more than 20% of CAH patients will die of a condition complicated by adrenal crisis. Therefore, we believe a significant unmet medical need exists for improved agents to treat both Cushing’s disease and CAH.

Treatment options for EAS are limited, with the first goal being surgical removal of the tumors, if possible. If surgery is not an option, medical therapy may be used to block cortisol production. And in some cases, adrenalectomy is required if the tumor cannot be located and medical therapy does not fully block the cortisol production.

Preclinical development

ACTH acts through a peptide GPCR called the melanocortin type 2 receptor, or MC2R, that is specifically expressed in the adrenal gland. Activation of MC2 by ACTH results in increased synthesis of cAMP, enhanced synthesis and secretion of cortisol and hypertrophy of adrenal cells. CRN04894 is a potent, selective nonpeptide antagonist of MC2R designed to block ACTH action and prevent its excessive stimulation of the adrenal gland in Cushing’s disease and CAH patients. In vivo proof-of-concept is demonstrated by CRN04894’s capacity to block corticosterone secretion in a rodent ACTH-challenge model, which mimics aspects of Cushing’s disease (Figure 3).

Figure 3.  Suppression of ACTH stimulated corticosterone release in rats by 1 mg/Kg (light grey squares), 3 mg/Kg (dark grey squares) or 10 mg/Kg (black squares) of CRN04894 administered orally, compared to vehicle treated animals (white circles).

Clinical development

In early 2021, we initiated a double-blind, randomized, placebo-controlled Phase 1 study to evaluate the safety and tolerability of single and multiple doses of CRN04894 in healthy adult volunteers. In addition, the study is designed to test the potential mechanism of action of CRN04894 by measuring its ability to suppress cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. We expect preliminary data from the single ascending dose cohorts in the first half of 2021 and from the multiple ascending dose cohorts in the second half of 2021.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Novartis). Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In 2020, Chiasma, Inc. received marketing approval in the United States for an oral octreotide product, MYCAPSSA, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. In terms of other products in clinical development, all of them are new formulations of peptide somatostatin agonists or GH receptor antagonists. Other companies developing new pharmaceutical therapies for acromegaly include Camurus AB, Dauntless Pharmaceuticals, Inc., Enesi Pharma Limited, Ionis Pharmaceuticals, Inc./Antisense Therapeutics Ltd., MidaTech Pharma PLC, Aquestive Therapeutics, Inc., and Rani Therapeutics, Inc.

Injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by TerSera Therapeutics, Inc.) is an orally administered add-on therapy. Targeted therapies everolimus (marketed by Novartis) and sunitinib malate (marketed by Pfizer) are typically only used in patients with high grade tumors which constitute only a small fraction of NETs. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor positive gastroenteropancreatic neuroendocrine tumors as well as Progenics Pharmaceuticals’ radioactive therapeutic agent for iobenguane scan positive, unresectable, locally advanced, or metastatic pheochromocytoma or paraganglioma for patients who require systemic anticancer therapy. Camurus and ITM Isotopen Technologien are currently engaged in Phase 3 trials of new compounds for use in the treatment of NETs.  Other Companies also developing NETs therapeutics include AADi Bioscience, EpicentRx, Inc., Hutchison China MediTech, Ipsen, Merck & Co., Inc., Novartis, Oncoceutics, Inc., Provectus Biopharmaceuticals, RadioMedix, Tarveda Therapeutics, and Xencor.

With respect to CHI, maintaining glucose levels through feeding or glucose infusions is the first step in managing the disease. Diazoxide (marketed by Teva Pharmaceuticals, Inc.) is the only approved therapy indicated for hyperinsulinemia. Octreotide (used off-label) is administered as subcutaneous injections in those who respond poorly to diazoxide. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. Xeris Pharmaceuticals, Inc. received marketing approval for its ready-to-use glucagon in 2019. Companies developing products for potential use in congenital HI include Hanmi Pharmaceuticals and Zealand Pharma A/S with glucagon analogs. Other companies developing products for potential use in congenital HI include Eiger Biopharmaceuticals, Inc. and Rezolute, Inc.

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Adrenal enzyme inhibitors (metyrapone, ketoconazole) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. Osilodrostat (marketed by Recordati), a cortisol synthesis inhibitor, is approved for the treatment of endogenous Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Strongbridge Biopharma is conducting a Phase 3 clinical trial with levoketoconazole, respectively. Other companies developing products for potential use in Cushing’s disease include Corcept Therapeutics, Inc., and Cyclacel Pharmaceuticals, Inc. Neurocrine Biosciences and Spruce Biosciences are developing CRF receptor antagonists for the treatment of CAH.

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

Intellectual property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending our patent rights. We own issued patents and patent applications relating to our product candidates. For example, we own issued patents and patent applications relating to our lead product candidate paltusotine, an issued patent and patent applications relating to our ACTH antagonist product candidate CRN04894, and patent applications relating to our SST5 product candidate CRN04777. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of endocrinology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of March 30, 2021, we own four issued U.S. patents, a granted Australian patent, a pending U.S. patent application, and pending patent applications in 19 foreign jurisdictions, including Australia, Brazil, Canada, China, the European Patent Organization, the Eurasian Patent Organization, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, Taiwan, Ukraine, and Venezuela with claims directed to our lead product candidate paltusotine and other related compounds, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of paltusotine, to treat acromegaly, neuroendocrine tumors, and/or pain. The U.S. patents are expected to expire in July 2037, absent any patent term extensions for regulatory delay. Further, we own two U.S. patents, a pending U.S. patent application, and pending patent applications in 19 foreign jurisdictions, including Australia, Brazil, Canada, China, the European Patent Organization, the Eurasian Patent Organization, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, Taiwan, Ukraine, and Venezuela with claims directed to crystalline forms (polymorphs) of our lead product candidate paltusotine, as well as claims directed to pharmaceutical compositions, methods of making such crystalline forms and the use of such crystalline forms to treat acromegaly and neuroendocrine tumors. The U.S. patents are expected to expire in January 2039, absent any patent term extensions for regulatory delay. We also own a pending U.S. patent application with claims directed to formulations of our lead product candidate paltusotine and the use of such formulations to treat acromegaly and neuroendocrine tumors. The U.S. patent application, if issued, would be expected to expire in September 2041, absent any patent term adjustments or extensions.

As of March 30, 2021, we own one U.S. patent, a pending U.S. patent application, and pending patent applications in 17 foreign jurisdictions, including Australia, Brazil, Canada, China, the European Patent Organization, the Eurasian Patent Organization, India, Israel, Indonesia, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, Taiwan, and Ukraine with claims directed to our lead ACTH product candidate CRN04894, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of CRN04894 to treat Cushing’s disease and other diseases caused by excess ACTH.  The U.S. patent is expected to expire in June 2039, absent any patent term extensions for regulatory delay.

As of March 30, 2021, we own a pending U.S. patent application, a pending international patent application, and pending patent applications in 3 foreign jurisdictions, including Argentina, Taiwan, and Venezuela with claims directed to our SST5 product candidate CRN04777 and other related compounds, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of CRN04777 to treat hyperinsulinemias. The U.S. patent application, if issued, would be expected to expire August 2040, absent any patent term adjustments or extensions.

The other patents and patent applications in our portfolio that we own are directed to various compounds as compositions of matter, pharmaceutical compositions comprising such compounds, and related methods of using such compounds. These issued patents, and any patents that may issue from our pending patent applications are expected to expire between 2036 and 2041, absent any patent term adjustments or extensions. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. We also own three trademark registration applications filed at the USPTO, three trademark registration applications filed at the UK IPO, and three trademark registration application filed at the European Union Intellectual Property Office (EUIPO).

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the pharmaceutical and biotechnology space has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with GLP regulations and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA after completion of all pivotal trials;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCP; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. An IND will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

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

•

Phase 2:    The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance and appropriate dosage. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3:    The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

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

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Expedited development and review programs

The FDA has a fast-track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast-track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast-track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act, or FDASIA, established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product candidate is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met.

Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-approval requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;
•	clinical holds on clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

In addition, the FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as subsequently amended by as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, as amended, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (3) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (4) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (7) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (8) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (9) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule.  It is also unclear how other efforts to repeal, challenge or replace the ACA, if any, will impact the ACA

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2021, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The likelihood of implementation of any of these reform initiatives is uncertain, particularly in light of the new Presidential administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

U.S. healthcare fraud and abuse laws and compliance requirements

Federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, and transparency laws and regulations.

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

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes certain requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare provider, health plans and healthcare clearinghouses, and their business associates who conduct certain activities involving protected health information on their behalf. In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, from January 1, 2021, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

Employees and Human Capital Resources

As of February 28, 2021, we had 93 full-time employees, 29 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we rely on a number of consultants to assist us.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integration our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2010, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering potential product candidates, and conducting preclinical studies and clinical trials. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, only three of our product candidates, paltusotine, CRN04777, and CRN04894 are in clinical development, while our other development programs remain in the preclinical or discovery stages. We have not yet demonstrated an ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2020, we had an accumulated deficit of $167.6 million. Our losses have primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved products.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of paltusotine, CRN04777, and CRN04894 and continue our research and development activities and conduct preclinical studies for our other development programs, and seek regulatory approval for our current product candidates and any future product candidates, including product candidates that we may develop for hyperparathyroidism, nonfunctional pituitary adenomas and polycystic kidney disease, among other indications. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and investment securities will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, such as our follow-on public offering completed in April 2020, or other sources, such as strategic collaborations. We do not currently have any active grants nor do we expect grant revenues to be a material source of future revenue. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2019 we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or the Sales Agents, under which we may, from time to time, sell up to $75.0 million of shares of our common stock through the Sales Agents. However, there can be no assurance that the Sales Agents will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agents at any time upon ten days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, such as our follow-on public offering completed in April 2020 and under the Sales Agreement, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks related to the discovery and development and regulatory approval of our product candidates

We are early in our development efforts and have only three product candidates in clinical development. All of our other research programs are still in the preclinical or discovery stage. If we are unable to successfully develop product candidates or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have only three product candidates, paltusotine, CRN04777, and CRN04894, in clinical development. All of our other development programs are still in the preclinical or drug discovery stage. We have invested substantially all of our efforts and financial resources in developing our current product candidates, potential product candidates and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

The success of our business depends primarily upon our ability to discover, develop, and commercialize products created with our internal capabilities, including the experience of our scientists and drug development staff. While we believe we have a highly productive drug discovery and development organization, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We may be unsuccessful in discovering additional product candidates, moving such product candidates from preclinical studies into clinical development, and any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted preclinical studies and have obtained Phase 2 results for paltusotine in acromegaly subjects, we do not know how paltusotine will perform in future clinical trials, including as a result of any differences resulting from the use of our new tablet formulation that we will use in our planned Phase 3 clinical trials of paltusotine. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, although our product candidates all target endocrine diseases and/or endocrine-related tumors, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical proof-of-concept in healthy volunteers.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We plan to initiate our Phase 3 program of paltusotine in patients with acromegaly in the second quarter of 2021. In addition, we submitted an IND for CRN04894 in 2020 and commenced a Phase 1 clinical trial in the United States in February 2021. We also initiated a Phase 1 clinical trial of CRN04777 in Germany in February 2021. We may conduct clinical trials for any other future product candidates outside the United States. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND or similar regulatory filing, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development costs.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

The COVID-19 pandemic could adversely impact our business, including our drug manufacturing, nonclinical activities and clinical trials.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, and the disease that it causes, COVID-19, were identified in Wuhan, China. This virus continues has spread globally and is present in nearly every country and region in the world, including those in which we have active clinical trial sites. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our offices to all but our lab and a limited number of our other personnel, while the remainder of our employees are continuing their work outside of our offices. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business, drug manufacturing, nonclinical activities, and clinical trials, including:

•	delays or difficulties in enrolling volunteers and patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;
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

•	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
•

changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

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

The extent to which the COVID-19 may impact our business, including our drug manufacturing, nonclinical activities, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is a further outbreak of COVID-19 or a variation thereof, an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.

We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being developed. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’

perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned or ongoing clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, each of our target indications is an orphan indication and, in particular, our lead product candidate, paltusotine, targets acromegaly, a condition which currently affects approximately 26,000 people in the United States. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned or ongoing clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. For example, the most common adverse events (>10%) observed in our Phase 2 clinical trials of paltusotine were headache, arthralgia, peripheral swelling, back pain and hyperhidrosis. Additionally, while we have not yet completed clinical trials for any of our other product candidates, it is likely that there may be side effects associated with their use.  Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens and formulations, or as the use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. For example, while we are planning to conduct two Phase 3 clinical trials of paltusotine in distinct patient populations (patients who are on stable doses of SRL monotherapy and patients who are not being treated with pharmacotherapy), the FDA or comparable foreign regulatory authorities may require additional clinical trials or suggest changes to our planned clinical trials, prior to and in support of the approval of an NDA or equivalent foreign marketing application. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and discovery programs. For example, in April 2020, we announced that Phase 1 data for CRN01941 in healthy volunteers showed that the compound did not represent an improvement over paltusotine. Therefore, we discontinued development of CRN01941 to focus resources on development of paltusotine. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We have obtained orphan drug designation from the FDA for paltusotine for the treatment of acromegaly and have received orphan drug designation from the European Medicines Agency, or the EMA, for CRN04777 for the treatment of congenital HI. We also plan to seek orphan drug designations for certain of our other product candidates. However, we may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or the EMA, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have obtained orphan drug designation for paltusotine in the United States for the treatment of acromegaly, and we intend to seek a similar orphan drug designation in the European Union. We have also obtained orphan drug designation for CRN04777 in Europe for the treatment of congenital HI. We also plan to seek orphan drug designations for certain of our other product candidates. There can be no assurance, however, that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply.

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

The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI, however, there is no guarantee that FDA approval of CRN04777 will result in a priority review voucher.

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

The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI, however, there is no guarantee that we will be able to obtain a priority review voucher, even if CRN04777 is approved by the FDA. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Specifically, FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of September 30, 2024 and is then approved by the FDA no later than September 30, 2026; or (ii) Congress reauthorizes the program. Even though we received rare pediatric disease designation for CRN04777 by the current statutory deadline of September 30, 2024 we may not receive the voucher if we do not obtain approval by September 2026.  Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

We have conducted, and continue to conduct, clinical trials for paltusotine and CRN04777 outside of the United States and we may do so for our other product candidates. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our initial Phase 1 clinical trials for paltusotine in Australia and we have conducted and plan to conduct additional clinical trials for paltusotine at centers outside of the United States. In addition, our Phase 1 clinical trial of CRN04777 is currently being conducted in Germany. We believe that clinical data generated outside of the United States will be accepted by the FDA and its foreign equivalents outside, and therefore will enable us to commence registration clinical trials in the United States or the European Union, without the need for us to repeat earlier-stage clinical trials. If the FDA, U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, or other foreign equivalents do not accept any such data, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

Although the FDA, MHRA and other foreign equivalents may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical or nonclinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical or nonclinical trials.

Conducting trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

For example, effective January 31, 2020, the United Kingdom commenced an exit from the European Union, commonly referred to as “Brexit” and, following the expiration of the Brexit transitional period on December 31, 2020, operates under a distinct regulatory regime.  European legislation, including on clinical trials (including the impending EU Clinical Trials Regulation, or EU CTR), is no longer directly applicable in the United Kingdom. Current United Kingdom rules on clinical trials are derived from existing European Union legislation (as implemented into United Kingdom law), however going forward there is a risk that United Kingdom rules will diverge from European Union laws. Although regulatory authorities in the United Kingdom have indicated in the Medicines and Medical Devices Bill that new United Kingdom rules will closely align with the European Union legislation, detailed proposals are yet to be published. In addition, already as a result of the United Kingdom ceasing to be part of the European Union, various benefits of membership no longer apply to the United Kingdom, such that, for example, United Kingdom sponsored trials that span several European countries now need to have an individual or organization in the European Union to act as a legal representative, or sponsor; it is unclear whether the United Kingdom will have access to European Union clinical trial databases such as the Clinical Trial Information System (the centralized EU Portal for clinical trial information storage); and additionally, new rules apply to the import of investigational medicinal products from the European Union and European Economic Area to the United Kingdom. As a result, Brexit may create additional administrative burdens including disruptions to and uncertainty surrounding our planned clinical trials and activities in the United Kingdom and the European Union, impacting relationships with our existing and prospective customers, partners, vendors and employees. Although the United Kingdom and European Union have now reached an agreement on their future trading relationship to be implemented in the EU-UK Trade and Cooperation Agreement from January 1, 2021, which includes zero tariffs on goods and provides for regulatory cooperation, the agreement does not cover all regulatory areas regarding supply of medicinal products, which will likely be subject to bilateral discussions going forward which could further change the relationship between the United Kingdom and the European Union in this regard. Changes impacting our ability to conduct business in the United Kingdom or other European Union countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may have a material adverse impact on our business, financial condition and prospects.

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

We are dependent on third parties to conduct our preclinical studies and clinical trials, including our ongoing clinical trials for paltusotine, CRN04777, CRN04894, and any future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 Presidential election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded and replaced under a Biden Administration. The policies and priorities of a new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020 the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities.  Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Novartis). Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In 2020, Chiasma, Inc. received marketing approval in the United States for an oral octreotide product, MYCAPSSA, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. In terms of other products in clinical development, all of them are new formulations of peptide somatostatin agonists or GH receptor antagonists. Other companies developing new pharmaceutical therapies for acromegaly include Camurus AB, Dauntless Pharmaceuticals, Inc., Enesi Pharma Limited, Ionis Pharmaceuticals, Inc./Antisense Therapeutics Ltd., MidaTech Pharma PLC, Aquestive Therapeutics, Inc., and Rani Therapeutics, Inc.

Injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by TerSera Therapeutics, Inc.) is an orally administered add-on therapy. Targeted therapies everolimus (marketed by Novartis) and sunitinib malate (marketed by Pfizer) are typically only used in patients with high grade tumors which constitute only a small fraction of NETs. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor positive gastroenteropancreatic neuroendocrine tumors as well as Progenics Pharmaceuticals’ radioactive therapeutic agent for iobenguane scan positive, unresectable, locally advanced, or metastatic pheochromocytoma or paraganglioma for patients who require systemic anticancer therapy. Camurus and ITM Isotopen Technologien are currently engaged in Phase 3 trials of new compounds for use in the treatment of NETs.  Other Companies also developing NETs therapeutics include AADi Bioscience, EpicentRx, Inc., Hutchison China MediTech, Ipsen, Merck & Co., Inc., Novartis, Oncoceutics, Inc., Provectus Biopharmaceuticals, RadioMedix, Tarveda Therapeutics, and Xencor.

With respect to congenital HI, maintaining glucose levels through feeding or glucose infusions is the first step in managing the disease. Diazoxide (marketed by Teva Pharmaceuticals, Inc.) is the only approved therapy indicated for hyperinsulinemia. Octreotide (used off-label) is administered as subcutaneous injections in those who respond poorly to diazoxide. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. Xeris Pharmaceuticals, Inc. received marketing approval for its ready-to-use glucagon in 2019. Companies developing products for potential use in congenital HI include Hanmi Pharmaceuticals and Zealand Pharma A/S with glucagon analogs. Other companies developing products for potential use in congenital HI include Eiger Biopharmaceuticals, Inc. and Rezolute, Inc.

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Adrenal enzyme inhibitors (metyrapone, ketoconazole) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. Osilodrostat (marketed by Recordati), a cortisol synthesis inhibitor, is approved for the treatment of endogenous Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Strongbridge Biopharma is conducting a Phase 3 clinical trial with levoketoconazole, respectively. Other companies developing products for potential use in Cushing’s disease include Corcept Therapeutics, Inc., and Cyclacel Pharmaceuticals, Inc. Neurocrine Biosciences and Spruce Biosciences are developing CRF receptor antagonists for the treatment of CAH.

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

The number of patients suffering from the rare endocrine diseases that we target, including acromegaly, NETs, diseases associated with excess ACTH, such as Cushing’s Disease, CAH and EAS, and congenital HI is small, and have not been established with precision. If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

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

As of February 28, 2021, we had 93 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Privacy and data security have become significant issues in the U.S., E.U. and in many other jurisdictions where we may in the future conduct our operations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability.  As we receive, collect, process, use and store personal and confidential data, we are or may be subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., HIPAA and CCPA (defined below), and, in the EU and the EEA, the General Data Protection Regulation, or the GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In the U.S., we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, impose, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information held by covered entities and their business associates. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.  In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

In the EEA, the GDPR imposes many requirements for controllers and processors of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals and a strong individual data rights regime, short timelines for data breach notifications, limitations on retention and secondary use of information, significant requirements pertaining to health data and pseudonymized (i.e., key-coded) data and obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/ or start taking enforcement action, we could suffer additional costs, complaints and/ or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Additionally, from 1 January 2021, we are subject to the GDPR and also the UK GDPR which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending 30 June 2021 at the latest, whilst the parties discuss an adequacy decision in favor of the United Kingdom. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from European Union member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure, as well as requiring us to find alternative solutions for the compliant transfer of data into the United Kingdom.

Compliance with U.S. and foreign data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.

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

For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and

established a Center for Medicare Innovation at the Centers for Medicare and Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Act included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA, if any, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  The likelihood of implementation of any of these reform initiatives is uncertain, particularly in light of the new Presidential administration.

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

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical trials of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future, or could be asserted under state consumer protection acts.

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

Although we own twelve issued patents in the United States as of March 30, 2021, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

Most of our intellectual property rights, including those for our lead programs, have been generated through the use of U.S. government funding provided from SBIR Grants awarded to us prior to 2020 by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health, and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although we have twelve issued patents in the United States as of March 30, 2021 and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Even though we have filed three trademark registration applications in the USPTO, we cannot be certain that our registered or unregistered U.S. trademarks or trade names, or the corresponding trademarks or trade names registered in foreign territories, will not be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

Our stock price is likely to be volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk factors” section and many others, including:

•	our ability to enroll subjects in our ongoing and planned clinical trials;
•	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	regulatory developments in the United States and foreign countries;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	innovations or new products developed by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, future collaborators or other strategic partners;
•	achievement of expected product sales and profitability;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders;
•	general economic, industry and market conditions or other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 58% of our outstanding common stock as of February 26, 2021. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 7,240,744 shares of our outstanding common stock, or approximately 22% of our total outstanding common stock as of February 26, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, and our amended and restated bylaws provide that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, however, that this exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our amended and restated bylaws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this provision in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income, if any, until such NOLs expire (if subject to expiration). As of December 31, 2020, we had federal, state and foreign NOLs of approximately $118.2 million, $124.1 million and $1.6 million, respectively. Our federal NOLs that are subject to expiration, and our state NOLs, will begin to expire in 2035, unless previously utilized. Federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020. Our foreign NOLs do not expire. We also have federal and California research and development credit carryforwards totaling $4.5 million and $2.7 million, respectively, available to offset income tax liabilities. The federal research and development tax credits will begin to expire in 2030, unless previously utilized. The California research and development tax credits do not expire. We also have federal Orphan Drug credits totaling $1.4 million which will begin to expire in 2040, unless previously utilized.

Our NOLs and other tax attributes (including tax credits) are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Moreover, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs or tax credits to offset future taxable income or income tax liabilities, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-ownership change NOLs or tax credits if we undergo a such a future ownership change. Similar rules may apply under state or foreign tax laws. We have experienced ownership changes within the meaning of Section 382 of the Code during the fourth quarter of 2015, the first quarter of 2018 and the second quarter of 2020.  These ownership changes have subjected, and will continue to subject, our NOLs and tax credits to an annual limitation on their utilization. However, our NOLs and tax credits are not expected to expire unused assuming we have taxable income or income tax liabilities in future periods. Although we do not expect these limitations to constrain utilization of our NOLs or tax credits, such limitations could result in the expiration of our NOLs or tax credits before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability. In addition, future changes in our stock ownership, many of which are outside of our control, could result in additional ownership changes and further annual limitations. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

General risk factors

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the U.S. Securities and Exchange Commission, or SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC, and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have increased and may continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” unless we are no longer an accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in process of implementing additional financial and management controls and reporting systems and procedures. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2020, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Changes in tax laws, including as a result of the 2020 United States presidential and congressional elections, may impact our financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our manufacturers and suppliers. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

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

Holders of Common Stock

As of February 26, 2021, there were 13 registered holders of record of our common stock.  This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As of December 31, 2020, we have used approximately $57.9 million of the proceeds from our IPO for general corporate purposes, including the development of paltusotine as well as for the preclinical and clinical development of our other development programs. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and neuroendocrine tumors, or NETs, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease, congenital adrenal hyperplasia, Ectopic ACTH Syndrome. We are advancing additional product candidates through preclinical studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations to date primarily through our grant revenues, the private placement of our preferred stock, and sales of our common stock. As of December 31, 2020, we had unrestricted cash, cash equivalents and investment securities of $170.9 million.

We have incurred cumulative net losses since our inception and, as of December 31, 2020, we had an accumulated deficit of $167.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Financial operations overview

Grant revenues

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. Revenues for 2020, 2019 and 2018 were derived from Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. We do not currently have any active SBIR Grants nor do we expect grant revenues to be a material source of future funding.

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
•

external research and development expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants to conduct our clinical trials and preclinical and nonclinical studies;

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three years ended December 31, 2020 related to the research and development of paltusotine. We deploy our personnel and facility related resources across all of our research and development activities.

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

Operating Leases

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

Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded.  For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until sufficient historical information regarding the volatility of our common stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option.  The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.

Results of Operations

Comparison of the years ended December 31, 2020 and 2019.

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,		Dollar
	2020	2019	Change
Grant revenues	$71	$1,193	$(1,122)
Operating expenses:
Research and development	56,998	41,506	15,492
General and administrative	18,026	13,519	4,507
Total operating expenses	75,024	55,025	19,999
Loss from operations	(74,953)	(53,832)	(21,121)
Other income (expense), net	1,141	3,410	(2,269)
Net loss	$(73,812)	$(50,422)	$(23,390)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants and totaled $71,000 and $1.2 million for the years ended December 31, 2020 and 2019, respectively. Our 2020 and 2019 revenues were primarily associated with research activities for one SBIR Grant, which was completed during the first quarter of 2020. We do not expect grant revenues to be significant in future periods.

Research and development expenses.     Research and development expenses were $57.0 million and $41.5 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $8.4 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical research programs. Additionally, our 2020 results reflect an increase in costs of $6.3 million primarily due to the hiring of additional personnel (which includes $2.0 million of additional stock-based compensation) and additional expenditures for consulting services of $1.1 million.

General and administrative expenses.     General and administrative expenses were $18.0 million and $13.5 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily due to increases in personnel-related costs of $4.0 million (which includes $2.1 million of additional stock-based compensation) and spending on recruiting costs and pre-commercialization activities of $0.5 million.

Other income (expense).     Other income (expense), net was $1.1 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively. The decrease resulted from a reduction of the income generated by our available-for-sale investment securities portfolio due to declining market yields available for such securities.

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

Grant revenues.     Grant revenues totaled $1.2 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively. Our 2019 revenues were primarily associated with research activities for one SBIR Grant, while our 2018 revenues were primarily related to research activities for two such grants.

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

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2020, we had an accumulated deficit of $167.6 million and unrestricted cash, cash equivalents and investment securities of $170.9 million.

The following table provides information regarding our cash flows for each of the years in the three-year period ended December 31, 2020 (in thousands):

	Years ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(62,027)	$(46,381)	$(19,459)
Net cash provided by (used in) investing activities	217	41,667	(119,458)
Net cash provided by financing activities	114,571	67	170,198
Net change in cash, cash equivalents and restricted cash	$52,761	$(4,647)	$31,281

Comparison of the years ended December 31, 2020 and 2019

Operating Activities.     Net cash used in operating activities was $62.0 million and $46.4 million for the years ended December 31, 2020 and 2019, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine as well as our other clinical and preclinical programs, and higher personnel-related costs. The net cash used in operating activities during the year ended December 31, 2020 was primarily due to our net loss of $73.8 million, adjusted for $11.4 million of noncash charges, including stock-based compensation and depreciation expense, and a $0.4 million change in our operating assets and liabilities. The net cash used in operating activities during the year ended December 31, 2019 was primarily due to our net loss of $50.4 million and a $2.1 million change in our operating assets and liabilities, adjusted for $6.2 million of noncash charges, including stock-based compensation and depreciation expense.

Investing activities.     Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in net inflows of funds of approximately $0.2 million and $41.7 million during 2020 and 2019, respectively.

Financing activities.    Net cash provided by financing activities was $114.6 million and $67,000 for the years ended December 31, 2020 and 2019, respectively. The net cash provided by financing activities during 2020 was primarily the result of the net proceeds of $107.9 million from the sale of shares of common stock in our public offering in April 2020, as well as $6.4 million from the sale of shares in our ATM Offering, as defined below, and $0.3 million from the exercise of common stock options. The net cash provided by financing activities during 2019 was the result of the exercise of stock options, net of stock repurchase activities.

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

Liquidity and Capital Resources

At December 31, 2020, we had unrestricted cash, cash equivalents and investment securities of $170.9 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 19, 2019 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions.

On April 17, 2020, we completed a public offering of 8,222,500 shares of our common stock at a public offering price of $14.00 per share. We received proceeds of approximately $107.9 million from that offering, net of offering discounts and commissions and offering costs of $7.3 million.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $160,000 and $50,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crinetics Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 30, 2021

CRINETICS PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$93,087	$40,326
Investment securities	77,793	78,066
Prepaid expenses and other current assets	6,612	4,947
Total current assets	177,492	123,339
Property and equipment, net	3,181	3,946
Operating lease right-of-use asset	2,232	2,510
Restricted cash	500	500
Other assets	40	82
Total assets	$183,445	$130,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,588	$5,498
Accrued compensation and related expenses	4,066	2,118
Other current liabilities	835	724
Total current liabilities	10,489	8,340
Operating lease liability, non-current	4,014	4,849
Unvested stock liability	23	49
Total liabilities	14,526	13,238
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized, no shares issued or outstanding at December 31, 2020 or 2019	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized, 33,017 and 33,001 shares issued and outstanding at December 31, 2020; 24,296 and 24,263 shares issued and outstanding at December 31, 2019	336,508	210,793
Accumulated other comprehensive income	25	148
Accumulated deficit	(167,614)	(93,802)
Total stockholders’ equity	168,919	117,139
Total liabilities and stockholders’ equity	$183,445	$130,377

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Grant revenues	$71	$1,193	$2,428
Operating expenses:
Research and development	56,998	41,506	24,479
General and administrative	18,026	13,519	6,659
Total operating expenses	75,024	55,025	31,138
Loss from operations	(74,953)	(53,832)	(28,710)
Other income (expense):
Interest income	991	3,460	1,748
Other income (expense), net	150	(50)	(153)
Total other income, net	1,141	3,410	1,595
Net loss	(73,812)	(50,422)	(27,115)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(123)	87	61
Comprehensive loss	$(73,935)	$(50,335)	$(27,054)
Net loss per share:
Net loss per share - basic and diluted	$(2.42)	$(2.09)	$(2.23)
Weighted average shares - basic and diluted	30,448	24,175	12,142

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock	Common Stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2018	28,763	$29,700	1,550	$1,243	$—	$(16,265)	$(15,022)
Issuance of Series B convertible preferred, net of costs of $225	19,641	63,275	—	—	—	—	—
Conversion of preferred stock into common stock	(48,404)	(92,975)	14,713	92,975	—	—	92,975
Issuance of common stock, net of transaction costs	—	—	6,900	106,472	—	—	106,472
Vesting of shares subject to repurchase	—	—	541	21	—	—	21
Exercise of stock options	—	—	337	231	—	—	231
Stock issued under Stock Purchase Plan	—	—	20	282	—	—	282
Stock-based compensation	—	—	—	2,320	—	—	2,320
Comprehensive income	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(27,115)	(27,115)
Balance at December 31, 2018	-	-	24,061	203,544	61	(43,380)	160,225
Vesting of shares subject to repurchase	—	—	63	94	—	—	94
Exercise of stock options	—	—	90	126	—	—	126
Stock issued under Stock Purchase Plan	—	—	49	735	—	—	735
Stock-based compensation	—	—	—	6,294	—	—	6,294
Comprehensive income	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	(50,422)	(50,422)
Balance at December 31, 2019	—	—	24,263	210,793	148	(93,802)	117,139
Issuance of common stock, net of transaction costs	—	—	8,499	114,283	—	—	114,283
Vesting of shares subject to repurchase	—	—	17	26	—	—	26
Exercise of stock options	—	—	171	288	—	—	288
Stock issued under Stock Purchase Plan	—	—	51	691	—	—	691
Stock-based compensation	—	—	—	10,427	—	—	10,427
Comprehensive loss	—	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	—	(73,812)	(73,812)
Balance at December 31, 2020	—	$—	33,001	$336,508	$25	$(167,614)	$168,919

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(73,812)	$(50,422)	$(27,115)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	10,427	6,294	2,320
Depreciation and amortization	948	887	471
Noncash lease expense	278	226	—
Accretion of purchase discounts and amortization of premiums on investment securities, net	(227)	(1,229)	(433)
Other, net	(17)	(4)	—
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(1,623)	(2,221)	(1,802)
Accounts payable and accrued expenses	2,723	696	7,361
Operating lease liability	(724)	(608)	—
Deferred rent	—	—	(261)
Net cash used in operating activities	(62,027)	(46,381)	(19,459)
Investing activities:
Purchases of investment securities	(135,592)	(108,136)	(118,399)
Maturities of investment securities	135,995	150,295	—
Purchases of property and equipment	(186)	(492)	(1,059)
Net cash provided by (used in) investing activities	217	41,667	(119,458)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of transaction costs	—	—	63,275
Proceeds from issuance of common stock, net of transaction costs	114,283	—	106,472
Proceeds from exercise of stock options	288	126	451
Repurchase of unvested shares	—	(59)	—
Net cash provided by financing activities	114,571	67	170,198
Net change in cash, cash equivalents and restricted cash	52,761	(4,647)	31,281
Cash, cash equivalents and restricted cash - beginning of period	40,826	45,473	14,192
Cash, cash equivalents and restricted cash - end of period	$93,587	$40,826	$45,473
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$93,087	$40,326	$44,973
Restricted cash	500	500	500
Cash, cash equivalents and restricted cash at end of period	$93,587	$40,826	$45,473
Non-cash financing activity:
Stock issued under Stock Purchase Plan	$691	$735	$282
Amounts accrued for purchases of property and equipment	$6	$112	$42
Change in unvested stock liability	$26	$94	$21
Tenant improvement allowance	$—	$—	$3,304

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

As of December 31, 2020, the Company had $170.9 million in unrestricted cash, cash equivalents and investment securities. The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months from the date of issuance of these financial statements.

The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $167.6 million as of December 31, 2020. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

COVID-19

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company's clinical trials, employees and vendors. In response to the spread of COVID-19, the Company has closed its offices to all but its lab and a limited number of its other personnel, while the remainder of its employees are continuing their work outside the Company’s offices. At this point, the degree to which

COVID-19 may impact the Company's financial condition or future results of operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act has not had a material impact on the Company’s income tax provision for the year ended December 31, 2020.

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

Property and Equipment, Net

Property and equipment consist of leasehold improvements, and lab and various other equipment. Such assets are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets. The Company estimates its useful lives of its lab and other equipment as follows: lab equipment – three to five years; office equipment - three to five years; computer and software – three years. Leasehold improvements are amortized over the estimated useful life of the improvement or the remaining term of the associated lease.

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

Deferred Rent

The Company’s facility lease includes incentives in the form of rent abatements and leasehold improvement allowances, as well as fixed annual rent escalations. The Company recognizes the aggregate rental expense, after considering incentives and stipulated rent escalations, on a straight-line basis over the lease term. Prior to January 1, 2019, the difference between rent expense and amounts paid under the lease was recorded as deferred rent.

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

Accrued R&D expenses totaled $2.1 million and $2.8 million as of December 31, 2020 and 2019, respectively, and are a component of accounts payable and accrued expenses in the consolidated balance sheets.

Australian Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $0.6 million, $1.0 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded during the three years ended December 31, 2020.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Common stock options	4,422	3,127	2,339
Unvested common stock subject to repurchase	16	33	127
Total	4,438	3,160	2,466

Recently Adopted Accounting Pronouncements

ASU 2019-12

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The Board issued this ASU as part of its simplification initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12 in the fourth quarter of fiscal 2020; however, there was no cumulative effect to be recognized with the early adoption.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which improves the effectiveness of the disclosures required under ASC 820, “Fair Value Measurements and Disclosures” and modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The Company adopted this standard in 2020; adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The amendment is to be adopted through either a modified retrospective or fully retrospective method of transition.  The Company is currently evaluating the potential impact that the adoption of ASU 2020-06 may have on its consolidated financial statements and related disclosures.

3. INVESTMENT SECURITIES

Available-for-sale investment securities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$74,222	$6	$(5)	$74,223
Certificates of deposit	2,161	14	—	2,175
Corporate debt securities	1,385	10	—	1,395
Total	$77,768	$30	$(5)	$77,793

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$43,275	$94	$(1)	$43,368
Certificates of deposit	5,931	51	—	5,982
Commercial paper	17,645	—	—	17,645
Corporate debt securities	11,067	7	(3)	11,071
Total	$77,918	$152	$(4)	$78,066

All available-for-sale investment securities held at December 31, 2020 and 2019 had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at December 31, 2020. The Company reviewed its investment holdings as of December 31, 2020 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 were as follows (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$60,222	$14,001	$—	$74,223
Certificates of deposit	—	2,175	—	2,175
Corporate debt securities	—	1,395	—	1,395
Total assets measured at fair value	$60,222	$17,571	$—	$77,793

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$15,478	$27,890	$—	$43,368
Certificates of deposit	—	5,982	—	5,982
Commercial paper	—	17,645	—	17,645
Corporate debt securities	—	11,071	—	11,071
Total assets measured at fair value	$15,478	$62,588	$—	$78,066

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2020 and 2019.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid research and development costs	$3,062	$2,478
Australian tax incentive receivable	1,720	929
Prepaid insurance	693	648
Interest receivable	113	224
Prepaid expenses and other assets	1,024	668
Total	$6,612	$4,947

Property and equipment, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Leasehold improvements	$3,494	$3,494
Lab equipment	1,551	1,468
Office equipment	653	567
Computers and software	41	41
Property and equipment at cost	5,739	5,570
Less accumulated depreciation and amortization	2,558	1,624
Total	$3,181	$3,946

Depreciation expense was $0.9 million, $0.9 million, and $0.5 million for the three years ended December 31, 2020, 2019 and 2018, respectively.

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

Future Minimum Payments. As of December 31, 2020, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2021	$1,173
2022	1,208
2023	1,244
2024	1,280
2025	871
Total future minimum lease payments	5,776
Less imputed interest	927
Total operating lease liability	4,849
Less operating lease liability, current	835
Operating lease liability, non-current	$4,014

Rent expense is recorded on a straight-line basis over the term of the Company’s facility lease. Rent expense was $1.0 million, $1.0 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $1.1 million during each of the years ended December 31, 2020 and 2019.

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

Public Offerings

The Company completed its IPO in July 2018 whereby it sold 6,900,000 shares of common stock at a price to the public of $17.00 per share. Proceeds from the IPO were approximately $106.5 million, net of underwriting discounts and commissions and offering costs of $10.8 million.

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

On August 13, 2019 the Company also entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $75.0 million through the Sales Agents (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance, and sale of up to $75.0 million of Company common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement.

During the year ended December 31, 2020, the Company sold a total of 275,764 shares of common stock pursuant to its ATM Offering for net proceeds of $6.4 million, after deducting commissions of $0.2 million.

Shares of Common Stock Subject to Repurchase

In October 2015, in connection with the issuance of the Company’s Series A convertible preferred stock, certain of the Company’s founders entered into stock restriction agreements, whereby 1,914,893 of previously unrestricted shares of common stock became subject to repurchase by the Company upon the stockholder’s termination of employment or service to the Company. The Company’s repurchase rights lapsed as to 765,957 shares of common stock in October 2015, with the remainder scheduled to lapse at the rate of 23,936 shares monthly thereafter such that the shares of common stock would have been fully vested in October 2019. Under the terms of the stock restriction agreements, the shares of common stock were also subject to accelerated vesting upon certain events, such that all of these restricted shares became fully vested upon the closing of the Company’s Series B preferred stock financing in February 2018. The stock restriction agreements resulted in the deemed cancellation and reissuance of shares of common stock and therefore, for accounting purposes, the shares subject to repurchase were not considered to be outstanding until vested. The fair value of these shares as of October 2015 was recognized as compensation expense over the vesting period. The Company recognized stock-based compensation for these awards of $0.4 million during the year ended December 31, 2018.

10. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2020, an aggregate of 1,967,191 shares of common stock were available for issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2021, an additional 1,650,846 shares became available for future issuance under the 2018 Plan.

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

Certain awards issued under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of December 31, 2020, 15,951 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The consolidated balance sheet reflects an unvested stock liability of $23,000 and $49,000 as of December 31, 2020 and 2019, respectively.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of December 31, 2020, an aggregate of 614,223 shares of common stock were available for issuance under the ESPP.

The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2021, an additional 330,169 shares became available for future issuance under the ESPP.

Stock Option Activity

Activity under the Company’s stock option plans during the year ended December 31, 2020 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2019	3,127,391	$11.52
Granted	1,604,470	$19.16
Exercised	(170,696)	$1.68
Forfeited and expired	(139,632)	$19.51
Balance at December 31, 2020	4,421,533	$14.42	8.1	$15,930
Vested and expected to vest at December 31, 2020	4,421,533	$14.42	8.1	$15,930
Exercisable at December 31, 2020	1,957,407	$11.02	7.4	$11,766

Aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2020 and the exercise price of stock options that had strike prices below the closing price.

The total intrinsic value of options exercised during 2020, 2019 and 2018 was $2.5 million, $2.0 million and $2.4 million, respectively.

Fair Value of Stock Option Awards

The Company utilizes the Black Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

	Year ended December 31,
Stock Option Awards	2020	2019	2018
Expected option term	6.0 years	5.9 years	6.0 years
Expected volatility	78%	78%	70%
Risk free interest rate	0.8%	2.3%	2.8%
Expected dividend yield	—%	—%	—%

	Year ended December 31,
ESPP	2020	2019	2018
Expected option term	1.4 years	1.8 years	1.1 years
Expected volatility	84%	65%	66%
Risk free interest rate	0.2%	2.2%	2.4%
Expected dividend yield	—%	—%	—%

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

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2020, 2019 and 2018 was $12.83, $16.35 and $4.66 per share, respectively. The weighted-average fair value of awards under the ESPP during the years ended December 31, 2020, 2019 and 2018 was $8.07, $10.59 and $8.15 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Included in research and development	$5,218	$3,190	$1,100
Included in general and administrative	5,209	3,104	1,220
Total stock-based compensation expense	$10,427	$6,294	$2,320

Unrecognized stock-based compensation cost related to option awards was $26.9 million as of December 31, 2020, which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years. Unrecognized stock-based compensation cost related to stock purchase rights under the Company’s ESPP was $1.3 million as of December 31, 2020, which is expected to be recognized over a remaining weighted-average period of approximately 1.6 years.

11. INCOME TAXES

The Company is subject to taxation in the United States, various state jurisdictions and Australia; however, as it has operated at a loss since inception, it has not paid income taxes in any of the jurisdictions in which it has operated. At December 31, 2020, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $118.2 million, $124.1 million and $1.6 million, respectively. The federal loss carryforwards generated after 2017 of $111.9 million will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2035, unless previously utilized. State loss carryforwards also begin expiring in 2035, unless previously utilized, while the Company’s foreign loss carryforwards do not expire. The Company also has federal and California R&D credit carryforwards totaling $4.5 million and $2.7 million, respectively. The federal credits begin to expire in 2030 unless previously utilized, while the state credits do not expire. The Company also has federal Orphan Drug credit carryforwards totaling $1.4 million which will begin to expire in 2040 unless previously utilized.

The Company’s NOL and credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that could occur in the future pursuant to Internal Revenue Code Sections 382 and 383. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized to offset future taxable income and income tax, respectively. In general, an “ownership change” as defined by the tax code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. During 2020, the Company completed a study to assess whether an ownership change within the meaning of Section 382 had occurred for the time period prior to July 15, 2020. The study identified several such ownership changes during the study period, which resulted in limitations on the annual utilization of the Company’s NOL and credit carryforwards, or the “Tax Attribute” carryforwards; however, the study findings also indicated that none of the Company’s Tax Attribute carryforwards generated during the study period would expire solely as a result of annual limitations on the utilization of such Tax Attribute carryforwards. Future ownership changes could still occur which might place further limits on the Company’s ability to utilize its Tax Attribute carryforwards.

The Company’s federal income tax returns from 2017 forward, state income tax returns from 2016 forward, and its Australian tax returns beginning in 2018 are subject to examination by tax authorities; however, the Company’s Tax Attribute carryforwards generated in closed years are also subject to examination and remeasurement. No such audits are underway.

Deferred tax assets and liabilities

Net deferred tax assets are comprised of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$33,994	$15,990
Capitalized research expenses	4,231	4,864
R&D and other tax credits	6,881	4,676
Stock-based compensation	3,233	1,343
Lease liability	1,358	1,560
Accrued expenses and other, net	1,932	886
Total deferred tax assets	51,629	29,319
Deferred tax liabilities:
Right-of use asset	(625)	(702)
Other deferred tax liabilities	(132)	(22)
Net of deferred tax assets and liabilities	50,872	28,595
Less: valuation allowance	(50,872)	(28,595)
Net deferred tax assets	$—	$—

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

Income tax benefit

For the three years in the period ended December 31, 2020, domestic and foreign pre-tax loss were (in thousands):

	Year ended December 31,
	2020	2019	2018
Loss before income taxes - Domestic	$(71,769)	$(48,643)	$(25,876)
Loss before income taxes - Foreign	(2,043)	(1,779)	(1,239)
Loss before income taxes - Consolidated	$(73,812)	$(50,422)	$(27,115)

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations for the three years in the period ended December 31, 2020 is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Expected income tax benefit at federal statutory rate	$(15,417)	$(10,589)	$(5,694)
State income tax benefit, net of federal benefit	(4,886)	(3,431)	(1,758)
Tax effect of
Change in valuation allowance	22,242	16,064	7,724
R&D credit	(2,597)	(2,485)	(1,129)
Federal rate change	—	—	(52)
Australian tax incentive	215	307	362
Other	443	134	547
Provision for income taxes	$—	$—	$—

Changes to the Company’s unrecognized tax benefits are summarized in the following table (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$886	$344	$159
Increase (decrease) for prior year tax positions	(163)	70	—
Increase (decrease) for current year tax positions	369	472	185
Ending balance	$1,092	$886	$344

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would not have any effect on the Company’s effective tax rate. The Company does not foresee any material changes to its unrecognized tax benefits within the next twelve months.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	8-K	7/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	4/14/2020	3.1
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	7/09/2018	4.1
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, by and among the Registrant and certain of its stockholders	S-1	6/22/2018	4.2
4.3	Description of Registered Securities				X
10.1#	Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1/A	7/09/2018	10.1
10.2#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1	6/22/2018	10.2
10.3#	Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.3
10.4#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.4
10.5#	Crinetics Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan and offering document thereunder	S-1/A	7/09/2018	10.5
10.6#	Amended and Restated Employment Agreement, effective as of May 25, 2018, by and between R. Scott Struthers and the Registrant	S-1	6/22/2018	10.6
10.7#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Marc J.S. Wilson and the Registrant	S-1	6/22/2018	10.7
10.8#	Employment Agreement, effective as of June 15, 2018, by and between Alan Krasner, M.D. and the Registrant	S-1/A	7/09/2018	10.8
10.9#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Ajay Madan and the Registrant	10-Q	8/07/2020	10.1
10.10#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/09/2018	10.9
10.11#	Lease Agreement, dated as of February 21, 2018, by and between 6262 Lusk Investors LLC and the Registrant, as amended	S-1	6/22/2018	10.9
10.12#	Non-Employee Director Compensation Program	S-1/A	7/09/2018	10.11
10.13	Sales Agreement, dated August 13, 2019, among the Company, SVB Leerink LLC and Cantor Fitzgerald & Co.	S-3	8/13/2019	1.2
21.1	List of Subsidiaries of the Registrant	S-1	6/22/2018	21.1
23.1	Consent of BDO USA, LLP, independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

Company Name

Date: March 30, 2021	By:	/s/ R. Scott Struthers
R. Scott Struthers, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Scott Struthers	President, Chief Executive Officer and Director	March 30, 2021
R. Scott Struthers, Ph.D.	(principal executive officer)

/s/ Marc J.S. Wilson	Chief Financial Officer	March 30, 2021
Marc J.S. Wilson	(principal financial and accounting officer)

/s/ Wendell Wierenga, Ph.D.	Chairman of the Board of Directors	March 30, 2021
Wendell Wierenga, Ph.D.

/s/ Camille Bedrosian	Director	March 30, 2021
Camille Bedrosian

/s/ Matthew K. Fust	Director	March 30, 2021
Matthew K. Fust

/s/ Stephen Kaldor, Ph.D.	Director	March 30, 2021
Stephen Kaldor, Ph.D.

/s/ Weston Nichols, Ph.D.	Director	March 30, 2021
Weston Nichols, Ph.D.

/s/ Stephanie Okey	Director	March 30, 2021
Stephanie Okey