Form 10-Q
period 2021-03-31
Crinetics Pharmaceuticals, Inc.
filed 2021-05-06
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, the registrant had 37,593,371 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,579	$93,087
Investment securities	45,086	77,793
Prepaid expenses and other current assets	7,139	6,612
Total current assets	157,804	177,492
Property and equipment, net	3,094	3,181
Operating lease right-of-use asset	2,152	2,232
Restricted cash	500	500
Other assets	—	40
Total assets	$163,550	$183,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,213	$5,588
Accrued compensation and related expenses	3,191	4,066
Other current liabilities	860	835
Total current liabilities	10,264	10,489
Operating lease liability, non-current	3,788	4,014
Unvested stock liability	18	23
Total liabilities	14,070	14,526
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at March 31, 2021 or at December 31, 2020	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 33,030 shares issued and 33,017 shares outstanding at March 31, 2021; 33,017 shares issued and 33,001 shares outstanding at December 31, 2020	339,976	336,508
Accumulated other comprehensive income	19	25
Accumulated deficit	(190,515)	(167,614)
Total stockholders’ equity	149,480	168,919
Total liabilities and stockholders’ equity	$163,550	$183,445

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Grant revenues	$—	$71
Operating expenses:
Research and development	17,584	13,862
General and administrative	5,334	3,991
Total operating expenses	22,918	17,853
Loss from operations	(22,918)	(17,782)
Other income (expense):
Interest income	30	556
Other expense, net	(13)	(134)
Total other income (expense), net	17	422
Net loss	(22,901)	(17,360)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(6)	19
Comprehensive loss	$(22,907)	$(17,341)
Net loss per share:
Net loss per share – basic and diluted	$(0.69)	$(0.71)
Weighted average shares outstanding – basic and diluted	33,012	24,488

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at January 1, 2021	33,001	$336,508	$25	$(167,614)	$168,919
Vesting of shares subject to repurchase	3	5	—	—	5
Exercise of stock options	13	57	—	—	57
Stock-based compensation	—	3,406	—	—	3,406
Comprehensive loss	—	—	(6)	—	(6)
Net loss	—	—	—	(22,901)	(22,901)
Balance at March 31, 2021	33,017	$339,976	$19	$(190,515)	$149,480

Balance at January 1, 2020	24,263	$210,793	$148	$(93,802)	$117,139
Issuance of common stock, net of transaction costs	276	6,427	—	—	6,427
Vesting of shares subject to repurchase	6	10	—	—	10
Exercise of stock options	42	55	—	—	55
Stock-based compensation	—	2,147	—	—	2,147
Comprehensive income	—	—	19	—	19
Net loss	—	—	—	(17,360)	(17,360)
Balance at March 31, 2020	24,587	$219,432	$167	$(111,162)	$108,437

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(22,901)	$(17,360)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	3,406	2,147
Depreciation and amortization	224	235
Noncash lease expense	80	65
Accretion of purchase discounts and amortization of premiums on investment securities, net	83	(180)
Other, net	-	(19)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(487)	663
Accounts payable and accrued expenses	(271)	2,391
Operating lease liability	(201)	(172)
Net cash used in operating activities	(20,067)	(12,230)
Investing activities:
Purchases of investment securities	(2,535)	(22,886)
Maturities of investment securities	35,153	39,285
Purchases of property and equipment	(116)	(60)
Net cash provided by investing activities	32,502	16,339
Financing activities:
Issuance of common stock, net of transaction costs	—	6,427
Proceeds from exercise of stock options	57	55
Net cash provided by financing activities	57	6,482
Net change in cash, cash equivalents and restricted cash	12,492	10,591
Cash, cash equivalents and restricted cash at beginning of period	93,587	40,826
Cash, cash equivalents and restricted cash at end of period	$106,079	$51,417
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$105,579	$50,917
Restricted cash	500	500
Cash, cash equivalents and restricted cash at end of period	$106,079	$51,417
Noncash investing and financing activities:
Change in unvested stock liability	$5	$10
Amounts accrued for purchases of property and equipment	$21	$—

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of March 31, 2021, the Company had $150.7 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months. The Company raised an additional $72.5 million through an underwritten follow-on offering of 4,562,044 shares of its common stock in April 2021 (see Note 10).

The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $190.5 million as of March 31, 2021. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

COVID-19

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company's clinical trials, employees and vendors. In response to the spread of COVID-19, the Company has restricted access to its offices to lab and a limited number of other personnel, while the remainder of its employees are continuing their work outside of the Company’s offices. While the pandemic has not yet had a material effect on the Company’s financial results, the degree to which COVID-19 may impact the Company's future financial condition or results of operations is uncertain.  A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act has not had a material impact on the Company’s income tax provision for 2020 or for the three months ended March 31, 2021.

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

Accrued R&D expenses were $3.3 million at March 31, 2021 and $2.1 million at December 31, 2020 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The Company recognized a reduction to R&D expense of $55,000 and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	March 31,
	2021	2020
Common stock options	5,996	3,869
Unvested common stock subject to repurchase	12	27
	6,008	3,896

Recently Adopted Accounting Pronouncements

ASU 2020-06

In August 2020, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU’)  2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06’). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 as of January 1, 2021, which did not have an impact on its consolidated financial statements.

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$42,177	$6	$(2)	$42,181
Certificates of deposit	1,913	10	—	1,923
Corporate debt securities	977	5	—	982
Total	$45,067	$21	$(2)	$45,086

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$74,222	$6	$(5)	$74,223
Certificates of deposit	2,161	14	—	2,175
Corporate debt securities	1,385	10	—	1,395
Total	$77,768	$30	$(5)	$77,793

All available-for-sale investment securities held at March 31, 2021 and December 31, 2020, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at March 31, 2021 or December 31, 2020. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$32,684	$9,497	$—	$42,181
Certificates of deposit	—	1,923	—	1,923
Corporate debt securities	—	982	—	982
Total assets measured at fair value	$32,684	$12,402	$—	$45,086

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$60,222	$14,001	$—	$74,223
Certificates of deposit	—	2,175	—	2,175
Corporate debt securities	—	1,395	—	1,395
Total assets measured at fair value	$60,222	$17,571	$—	$77,793

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2021.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid research and development costs	$4,934	$3,062
Australian tax incentive receivable	772	1,720
Prepaid insurance	436	693
Interest receivable	85	113
Prepaid expenses and other assets	912	1,024
Total	$7,139	$6,612

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$3,516	$3,494
Lab equipment	1,666	1,551
Office equipment	653	653
Computers and software	41	41
Property and equipment at cost	5,876	5,739
Less accumulated depreciation and amortization	2,782	2,558
Total	$3,094	$3,181

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

Future Minimum Payments. As of March 31, 2021, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2021 (9 months)	$883
2022	1,208
2023	1,244
2024	1,280
2025	871
Total future minimum lease payments	5,486
Less imputed interest	838
Total operating lease liability	4,648
Less operating lease liability, current	860
Operating lease liability, non-current	$3,788

Rent expense was $0.3 million for each of the three-month periods ended March 31, 2021 and 2020.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million during each of the three-month periods ended March 31, 2021 and 2020.

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

During the three-month period ended March 31, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company did not issue any additional shares of common stock in the ATM Offering during the remainder of 2020 or in the first quarter of 2021.

9. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of March 31, 2021, 2,030,937 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of March 31, 2021, 12,270 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $18,000 as of March 31, 2021.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2021, an aggregate of 944,392 shares of common stock were available for issuance under the ESPP.

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

Stock Options

Activity under the Company’s stock option plans during the three months ended March 31, 2021 was as follows:

		Weighted-	Weighted-	Aggregate
	Options	Average	Average	Intrinsic
	Outstanding	Exercise	Remaining	Value
	(000’s)	Price	Term	(000’s)
Balance at December 31, 2020	4,422	$14.42
Granted	1,605	$15.29
Exercised	(13)	$4.47
Forfeited and expired	(18)	$16.08
Balance at March 31, 2021	5,996	$14.67	8.4	$18,380
Vested and expected to vest at March 31, 2021	5,996	$14.67	8.4	$18,380
Exercisable at March 31, 2021	2,172	$11.48	7.2	$14,090

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 was $0.1 million.

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans:

Stock Option Plans	2021	2020
Expected option term	6.0 years	6.0 years
Expected volatility	87%	76%
Risk free interest rate	0.9%	1.3%
Expected dividend yield	—%	—%

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

The weighted-average fair value of stock options awarded during the three months ended March 31, 2021 and 2020 was $11.01 and $15.00 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Included in research and development	$1,813	$1,086
Included in general and administrative	1,593	1,061
Total stock-based compensation expense	$3,406	$2,147

As of March 31, 2021, unrecognized stock-based compensation cost related to option awards and to the ESPP was $41.2 million and $1.1 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years and 1.4 years, respectively.

10. SUBSEQUENT EVENT

On April 12, 2021, the Company completed an underwritten follow-on offering of 4,562,044 shares of its common stock at a price to the public of $16.44 per share. Net proceeds from the offering were approximately $72.5 million, after underwriting discounts and commissions and offering costs of approximately $2.5 million. The shares were registered pursuant to the Company’s Shelf Registration Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development, and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function, and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety, and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808) which is in clinical development for the treatment of acromegaly and neuroendocrine tumors, or NETs, CRN04777, which is in clinical development for the treatment of congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for the treatment of diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease and congenital adrenal hyperplasia, or CAH. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

Our Pipeline

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers, and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. Approximately 26,000 people in the United States suffer from acromegaly, and depending on surgical success, many are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung, or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 171,000 adults in the United States, of which approximately 33,000 patients have carcinoid syndrome. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients. In 2020, injected somatostatin peptide drugs accounted for approximately $3.2 billion in global sales for the treatment of acromegaly, NETs, and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients.

We have initiated a Phase 3 development program for paltusotine in acromegaly which consists of two placebo-controlled clinical trials. The first of these, the PATHFNDR-1 trial, is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in 52 acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of SRL monotherapy (octreotide LAR or lanreotide depot). The primary endpoint is the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the nine-month treatment period on paltusotine as compared to placebo. We also plan to conduct a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, twelve-week trial in 74 acromegaly patients with elevated IGF-1 levels who are medication naïve or who are not being treated with pharmacotherapy (untreated patients). The primary endpoint in this study is also the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. We expect top line data from both studies in 2023. We believe that, if successful, these trials could support registration of paltusotine in the United States and Europe for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from standard of care. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation for paltusotine for the treatment of acromegaly.

We also plan to initiate a Phase 2 trial in patients with NETs complicated by carcinoid syndrome in 2021.

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital HI. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study is designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We expect preliminary data from the single ascending dose cohorts in mid-2021 and from the multiple ascending dose cohorts in the second half of 2021. The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI.  In addition, the European Medicines Agency has granted orphan drug designation for CRN04777 for the treatment of congenital HI.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease and CAH. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study is designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. We expect preliminary data from the single ascending dose cohorts in mid-2021 and from the multiple ascending dose cohorts in the second half of 2021.

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options. We plan to continue our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including hyperparathyroidism, nonfunctional pituitary adenomas and polycystic kidney disease, among other indications. All our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications, including issued U.S. patents covering paltusotine extending to 2037. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations. Over time, we intend to sell our products, if approved, through our own commercial organization, which we believe can be of modest size to cover the relatively small number of specialty endocrinologists who treat patients with rare endocrine diseases and endocrine-related tumors.

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

COVID-19

As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites and are assessing any impacts of the ongoing COVID-19 global pandemic on our drug manufacturing, nonclinical activities, and clinical trials, expected timelines, and costs on an ongoing basis. In light of the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, and updated most recently on January 27, 2021, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines. In addition, in response to the spread of COVID-19, we have limited the number of staff in our laboratory and offices. We will continue to evaluate the impact of the COVID-19 pandemic on our business and as we learn more about its impact on our industry.

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant revenues, the private placement of preferred stock, and sales of our common stock. As of March 31, 2021, we had unrestricted cash, cash equivalents, and investment securities of $150.7 million. On April 7, 2021, we completed a public offering of 4,562,044 shares of common stock at a price of $16.44 per share and raised net proceeds of approximately $72.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred cumulative net losses since our inception and, as of March 31, 2021, we had an accumulated deficit of $190.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, scale back or discontinue the development of our existing product candidates or our efforts to expand our product pipeline.

Grant revenues

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. Prior to 2021, revenues were derived from Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. We do not currently have any active SBIR Grants, nor do we expect grant revenues to be a material source of future funding.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during 2021 and 2020 related to the research and development of paltusotine. We deploy our personnel and facility related resources across all of our research and development activities.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,		Dollar
	2021	2020	Change
Grant revenues	$—	$71	$(71)
Operating expenses:
Research and development	17,584	13,862	3,722
General and administrative	5,334	3,991	1,343
Total operating expenses	22,918	17,853	5,065
Loss from operations	(22,918)	(17,782)	(5,136)
Other income (expense), net	17	422	(405)
Net loss	$(22,901)	$(17,360)	$(5,541)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with SBIR Grants. We had no active SBIR Grants and therefore had no grant revenue for the three-months ended March 31, 2021, while such grant revenues were $71,000 for the three months ended March 31, 2020. We completed activities under our one remaining SBIR Grant during the first quarter of 2020 and we do not expect to generate grant revenues in future reporting periods.

Research and development expenses.     Research and development expenses were $17.6 million and $13.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to an increase in personnel and stock-based compensation costs of $1.8 million and $0.7 million, respectively, and increased spending on manufacturing and development activities of $0.8 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs.

General and administrative expenses.     General and administrative expenses were $5.3 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to additional personnel and stock-based compensation costs of $0.4 million and $0.5 million, respectively, as well as an increase in legal and professional services expenses of $0.3 million.

Other income (expense).     Other income (expense), net was $17,000 and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The decrease resulted from a reduction of the income generated by our investment securities portfolio due to declining market yields available for such securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had unrestricted cash, cash equivalents and investment securities of $150.7 million and an accumulated deficit of $190.5 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(20,067)	$(12,230)
Net cash provided by investing activities	32,502	16,339
Net cash provided by financing activities	57	6,482
Net change in cash, cash equivalents and restricted cash	$12,492	$10,591

Operating Activities.     Net cash used in operating activities was $20.1 million and $12.2 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine and our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the three months ended March 31, 2021 was primarily due to our net loss of $22.9 million and a $1.0 million increase in operating assets and liabilities, adjusted for $3.8 million of noncash charges, primarily for stock-based compensation, depreciation and the accretion in value of our investment securities. Net cash used in operating activities during the three months ended March 31, 2020 was primarily due to our net loss of $17.4 million, adjusted for $2.2 million of noncash charges, primarily for stock-based compensation and depreciation, and a $2.9 million increase in operating assets and liabilities.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $32.5 million during the first three months of 2021, compared to net inflow of funds of approximately $16.3 million during the comparable period of 2020.

Financing activities.    Net cash provided by financing activities was $57,000 and $6.5 million for the three months ended March 31, 2021 and 2020, respectively. The net cash provided by financing activities during 2021 resulted from the exercise of stock options. The net cash provided by financing activities during the comparable period of 2020 was primarily the result of the proceeds of $6.4 million from the sale of shares in our ATM Offering, as defined below.

Liquidity and Capital Resources

We believe that our existing capital resources, together with investment income, will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

During the three-month period ended March 31, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company did not issue any additional shares of common stock in the ATM Offering during the remainder of 2020 or in the first quarter of 2021.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $24,000 and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

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

There have been no material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, we have used approximately $78.2 million of the proceeds from our IPO for general corporate purposes, including the development of paltusotine as well as for the preclinical and clinical development of our other development programs. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-225824	3.3	7/9/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
10.1#	Amended and Restated Non-Employee Director Compensation Program					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

#	Indicates management contract or compensatory plan.

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

Crinetics Pharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: May 6, 2021	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)