Form 10-Q
period 2021-06-30
Crinetics Pharmaceuticals, Inc.
filed 2021-08-10
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 38,563,660 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,771	$93,087
Investment securities	24,991	77,793
Prepaid expenses and other current assets	7,593	6,612
Total current assets	211,355	177,492
Property and equipment, net	3,005	3,181
Operating lease right-of-use asset	2,069	2,232
Restricted cash	500	500
Other assets	—	40
Total assets	$216,929	$183,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,145	$5,588
Accrued compensation and related expenses	3,888	4,066
Other current liabilities	886	835
Total current liabilities	11,919	10,489
Operating lease liability, non-current	3,558	4,014
Unvested stock liability	12	23
Total liabilities	15,489	14,526
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at June 30, 2021 or at December 31, 2020	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 37,688 shares issued and 37,680 shares outstanding at June 30, 2021; 33,017 shares issued and 33,001 shares outstanding at December 31, 2020	418,040	336,508
Accumulated other comprehensive income	10	25
Accumulated deficit	(216,610)	(167,614)
Total stockholders’ equity	201,440	168,919
Total liabilities and stockholders’ equity	$216,929	$183,445

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Grant revenues	$—	$—	$—	$71
Operating expenses:
Research and development	20,487	12,607	38,071	26,469
General and administrative	5,602	4,322	10,936	8,313
Total operating expenses	26,089	16,929	49,007	34,782
Loss from operations	(26,089)	(16,929)	(49,007)	(34,711)
Other income (expense):
Interest income	23	260	53	816
Other income (expense), net	(29)	178	(42)	44
Total other income (expense), net	(6)	438	11	860
Net loss	(26,095)	(16,491)	(48,996)	(33,851)
Other comprehensive income (loss):
Unrealized (loss) on investment securities	(9)	(40)	(15)	(21)
Comprehensive loss	$(26,104)	$(16,531)	$(49,011)	$(33,872)
Net loss per share:
Net loss per share – basic and diluted	$(0.70)	$(0.53)	$(1.40)	$(1.21)
Weighted average shares outstanding – basic and diluted	37,061	31,409	35,048	27,948

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at April 1, 2021	33,017	$339,976	$19	$(190,515)	$149,480
Issuance of common stock, net of transaction costs	4,562	72,558	—	—	72,558
Stock issued under Stock Purchase Plan	47	522	—	—	522
Vesting of shares subject to repurchase	5	6	—	—	6
Exercise of stock options	49	745	—	—	745
Stock-based compensation	—	4,233	—	—	4,233
Comprehensive loss	—	—	(9)	—	(9)
Net loss	—	—	—	(26,095)	(26,095)
Balance at June 30, 2021	37,680	$418,040	$10	$(216,610)	$201,440

Balance at January 1, 2021	33,001	$336,508	$25	$(167,614)	$168,919
Issuance of common stock, net of transaction costs	4,562	72,558	—	—	72,558
Stock issued under Stock Purchase Plan	47	522	—	—	522
Vesting of shares subject to repurchase	8	11	—	—	11
Exercise of stock options	62	802	—	—	802
Stock-based compensation	—	7,639	—	—	7,639
Comprehensive loss	—	—	(15)	—	(15)
Net loss	—	—	—	(48,996)	(48,996)
Balance at June 30, 2021	37,680	$418,040	$10	$(216,610)	$201,440

Balance at April 1, 2020	24,587	$219,432	$167	$(111,162)	$108,437
Issuance of common stock, net of transaction costs	8,223	107,856	—	—	107,856
Vesting of shares subject to repurchase	3	5	—	—	5
Exercise of stock options	42	72	—	—	72
Stock issued under Stock Purchase Plan	27	407	—	—	407
Stock-based compensation	—	2,528	—	—	2,528
Comprehensive loss	—	—	(40)	—	(40)
Net loss	—	—	—	(16,491)	(16,491)
Balance at June 30, 2020	32,882	$330,300	$127	$(127,653)	$202,774

Balance at January 1, 2020	24,263	$210,793	$148	$(93,802)	$117,139
Issuance of common stock, net of transaction costs	8,499	114,283			114,283
Vesting of shares subject to repurchase	9	15	—	—	15
Exercise of stock options	84	127	—	—	127
Stock issued under Stock Purchase Plan	27	407			407
Stock-based compensation	—	4,675	—	—	4,675
Comprehensive loss	—	—	(21)	—	(21)
Net loss	—	—	—	(33,851)	(33,851)
Balance at June 30, 2020	32,882	$330,300	$127	$(127,653)	$202,774

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Operating activities:
Net loss	$(48,996)	$(33,851)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	7,639	4,675
Depreciation and amortization	454	479
Noncash lease expense	163	133
Accretion of purchase discounts and amortization of premiums on investment securities, net	170	(293)
Other, net	(1)	(25)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(941)	(416)
Accounts payable and accrued expenses, compensation and related expenses	1,901	1,560
Operating lease liability	(405)	(347)
Net cash used in operating activities	(40,016)	(28,085)
Investing activities:
Purchases of investment securities	(2,535)	(70,102)
Maturities of investment securities	55,153	104,115
Purchases of property and equipment	(278)	(72)
Net cash provided by investing activities	52,340	33,941
Financing activities:
Proceeds from issuance of common stock, net of transaction costs	72,558	114,505
Proceeds from exercise of stock options	802	127
Net cash provided by financing activities	73,360	114,632
Net change in cash, cash equivalents and restricted cash	85,684	120,488
Cash, cash equivalents and restricted cash at beginning of period	93,587	40,826
Cash, cash equivalents and restricted cash at end of period	$179,271	$161,314
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$178,771	$160,814
Restricted cash	500	500
Cash, cash equivalents and restricted cash at end of period	$179,271	$161,314
Noncash investing and financing activities:
Change in unvested stock liability	$11	$15
Amounts accrued for purchases of property and equipment	$—	$97
Stock issued under Stock Purchase Plan	$522	$407
Change in accrued public offering costs	$—	$222

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of June 30, 2021, the Company had $203.8 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $216.6 million as of June 30, 2021. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

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

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act did not have a material impact on the Company’s income tax provision for 2020 or for the six months ended June 30, 2021.

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

Realized gains and losses on investment securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. As all the Company’s investment holdings are in the form of debt securities, unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.

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

Accrued R&D expenses were $3.4 million at June 30, 2021 and $2.1 million at December 31, 2020 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The Company recognized a reduction to R&D expense of $0.2 million and $0.2 million for the three and six months ended June 30, 2021, respectively; for the three and six months ended June 30, 2020, the Company recognized a reduction to R&D expense of $0.2 million and $0.4 million, respectively.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	June 30,
	2021	2020
Common stock options	6,145	3,990
Unvested common stock subject to repurchase	9	23
	6,154	4,013

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$22,094	$3	$(1)	$22,096
Certificates of deposit	1,911	6	—	1,917
Corporate debt securities	976	2	—	978
Total	$24,981	$11	$(1)	$24,991

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$74,222	$6	$(5)	$74,223
Certificates of deposit	2,161	14	—	2,175
Corporate debt securities	1,385	10	—	1,395
Total	$77,768	$30	$(5)	$77,793

All available-for-sale investment securities held at June 30, 2021 and December 31, 2020, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at June 30, 2021 or December 31, 2020. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$17,597	$4,499	$—	$22,096
Certificates of deposit	—	1,917	—	1,917
Corporate debt securities	—	978	—	978
Total assets measured at fair value	$17,597	$7,394	$—	$24,991

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$60,222	$14,001	$—	$74,223
Certificates of deposit	—	2,175	—	2,175
Corporate debt securities	—	1,395	—	1,395
Total assets measured at fair value	$60,222	$17,571	$—	$77,793

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2021.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid research and development costs	$5,262	$3,062
Australian tax incentive receivable	931	1,720
Prepaid insurance	166	693
Interest receivable	113	113
Prepaid expenses and other assets	1,121	1,024
Total	$7,593	$6,612

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$3,516	$3,494
Lab equipment	1,759	1,551
Office equipment	653	653
Construction in progress	48	-
Computers and software	41	41
Property and equipment at cost	6,017	5,739
Less accumulated depreciation and amortization	3,012	2,558
Total	$3,005	$3,181

6. COMMITMENTS AND CONTINGENCIES

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

On April 12, 2021, the Company completed an underwritten follow-on offering of 4,562,044 shares of its common stock at a price to the public of $16.44 per share. Proceeds from the offering were approximately $72.6 million, net of underwriting discounts and commissions and offering costs of $2.4 million. The shares were registered pursuant to the Company’s Shelf Registration Statement discussed below.

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

During the three-month period ended March 31, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company did not issue any additional shares of common stock in the ATM Offering during the remainder of 2020 or in the six months ended June 30, 2021.

8. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of June 30, 2021, 1,833,077 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of June 30, 2021, 8,589 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $12,000 as of June 30, 2021.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of June 30, 2021, an aggregate of 897,048 shares of common stock were available for issuance under the ESPP.

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

Stock Options

Activity under the Company’s stock option plans during the six months ended June 30, 2021 was as follows:

		Weighted-	Weighted-	Aggregate
	Options	Average	Average	Intrinsic
	Outstanding	Exercise	Remaining	Value
	(000’s)	Price	Term	(000’s)
Balance at December 31, 2020	4,422	$14.42
Granted	1,901	$15.71
Exercised	(62)	$12.96
Forfeited and expired	(116)	$17.77
Balance at June 30, 2021	6,145	$14.77	8.2	$33,246
Vested and expected to vest at June 30, 2021	6,145	$14.77	8.2	$33,246
Exercisable at June 30, 2021	2,575	$12.27	7.2	$21,138

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 was $0.4 million.

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans:

Stock Option Plans	2021	2020
Expected option term	6.0 years	6.0 years
Expected volatility	87%	77%
Risk free interest rate	1.0%	1.1%
Expected dividend yield	—%	—%

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

The weighted-average fair value of stock options awarded during the six months ended June 30, 2021 and 2020 was $11.31 and $14.37 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Included in research and development	$2,357	$1,227	$4,170	$2,313
Included in general and administrative	1,876	1,301	3,469	2,362
Total stock-based compensation expense	$4,233	$2,528	$7,639	$4,675

As of June 30, 2021, unrecognized stock-based compensation cost related to option awards and to the ESPP was $39.9 million and $1.4 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years and 1.5 years, respectively.

9. SUBSEQUENT EVENT

On July 28, 2021, the Company entered into a stock purchase agreement for the private placement of 851,306 shares of its common stock at a price of $17.62 per share, which shares were issued on July 30, 2021. The private placement yielded gross proceeds of $15.0 million.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development, and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function, and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety, and/or tolerability limitations. Our lead product candidate, paltusotine (formerly CRN00808), is in clinical development for the treatment of acromegaly and neuroendocrine tumors, or NETs, including NETs complicated by carcinoid syndrome and nonfunctional NETs. Our other product candidates include CRN04777, which is in clinical development for the treatment of congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for the treatment of diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease and congenital adrenal hyperplasia, or CAH. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

Our Pipeline

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers, and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. Approximately 26,000 people in the United States suffer from acromegaly, and depending on surgical success, many are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung, or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 171,000 adults in the United States. Of these, approximately 33,000 patients have carcinoid syndrome, which occurs when the tumors secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients. In 2020, injected somatostatin peptide drugs accounted for approximately $3.2 billion in global sales for the treatment of acromegaly, NETs, and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients.

We have initiated a Phase 3 development program for paltusotine in acromegaly which consists of two placebo-controlled clinical trials. The first of these, the PATHFNDR-1 trial, is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in 52 acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of SRL monotherapy (octreotide LAR or lanreotide depot). If successful, the PATHFNDR-1 study could support registration of paltusotine for acromegaly patients switching from other therapies.

We also plan to conduct a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, trial of acromegaly patients with elevated IGF-1 levels. In July 2021, we held a Type C meeting with the U.S. Food and Drug Administration, or FDA, to better understand the FDA’s expectations regarding key aspects of the PATHFNDR-2 study design. We are awaiting the FDA’s final minutes from the Type C meeting in order to finalize the PATHFNDR-2 study protocol and initiate recruitment. We believe that, if successful, the PATHFNDR-2 trial will support a more expansive registration of paltusotine for untreated acromegaly patients who require pharmacotherapy.

The primary endpoint of both PATHFNDR studies will be the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. We expect top line data from both studies in 2023. We believe that, if successful, the two trials could support registration of paltusotine in the United States and Europe for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly.

We also plan to initiate a Phase 2 trial with paltusotine in patients with NETs complicated by carcinoid syndrome in 2021.

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital HI. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma, and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study is designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We expect preliminary data from the single ascending dose cohorts in September 2021 and from the multiple ascending dose cohorts in the second half of 2021. The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI.  In addition, the European Medicines Agency has granted orphan drug designation for CRN04777 for the treatment of congenital HI.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease and CAH. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study is designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In August 2021, we announced preliminary data from the single ascending dose cohorts of the Phase 1 study. Single doses of CRN04894 were well-tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations as well as reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events reported through the single ascending dose cohorts were considered mild and there were no serious adverse events. We will proceed with the multiple ascending dose cohorts of the Phase 1 study and expect preliminary data in the second half of 2021.

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options. We plan to continue our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including hyperparathyroidism, nonfunctional pituitary adenomas and polycystic kidney disease, among other indications. All our product candidates have been discovered, characterized, and developed internally and are the subject of composition of matter patent applications, including issued U.S. patents covering paltusotine extending to 2037. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations.

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

COVID-19

As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites and continue to assess any impacts of the ongoing COVID-19 global pandemic on our drug manufacturing, nonclinical activities, and clinical trials, expected timelines, and costs on an ongoing basis. In light of the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, and updated most recently on January 27, 2021, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines. In addition, in response to the spread of COVID-19, we have limited the number of staff in our offices. We will continue to evaluate the impact of the COVID-19 pandemic on our business.

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant revenues, the private placement of preferred stock, and sales of our common stock. As of June 30, 2021, we had unrestricted cash, cash equivalents, and investment securities of

$203.8 million. On April 12, 2021, we completed a public offering of 4,562,044 shares of common stock at a price of $16.44 per share and raised gross proceeds of approximately $75.0 million. On July 28, 2021, we entered into a stock purchase agreement for the private placement of 851,306 shares of common stock at $17.62 per share, which shares were issued on July 30, 2021. The private placement yielded gross proceeds of $15.0 million.

We have incurred cumulative net losses since our inception and, as of June 30, 2021, we had an accumulated deficit of $216.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the three and six months ended June 30, 2021.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Dollar
	2021	2020	Change
Grant revenues	$—	$—	$—
Operating expenses:
Research and development	20,487	12,607	7,880
General and administrative	5,602	4,322	1,280
Total operating expenses	26,089	16,929	9,160
Loss from operations	(26,089)	(16,929)	(9,160)
Other income (expense), net	(6)	438	(444)
Net loss	$(26,095)	$(16,491)	$(9,604)

Research and development expenses.     Research and development expenses were $20.5 million and $12.6 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $4.1 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs, and an increase in personnel costs of $3.0 million, of which stock-based compensation was $1.1 million.

General and administrative expenses.     General and administrative expenses were $5.6 million and $4.3 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily due to additional personnel costs of $0.8 million, of which stock-based compensation was $0.6 million.

Other income (expense).     Other income (expense), net was $(6,000) and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. The decrease resulted from a reduction of the income generated by our investment securities portfolio due to declining market yields available for such securities.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,		Dollar
	2021	2020	Change
Grant revenues	$—	$71	$(71)
Operating expenses:
Research and development	38,071	26,469	11,602
General and administrative	10,936	8,313	2,623
Total operating expenses	49,007	34,782	14,225
Loss from operations	(49,007)	(34,711)	(14,296)
Other income (expense), net	11	860	(849)
Net loss	$(48,996)	$(33,851)	$(15,145)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with SBIR Grants. We had no active SBIR Grants and therefore had no grant revenue for the six months ended June 30, 2021, while such grant revenues were $71,000 for the six months ended June 30, 2020. We completed activities under our remaining SBIR Grant during the first quarter of 2020 and we do not expect to generate grant revenues in future reporting periods.

Research and development expenses.     Research and development expenses were $38.1 million and $26.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to an increase in personnel costs of $5.5 million, of which stock-based compensation was $1.9 million, and increased spending on manufacturing and development activities of $5.1 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs.

General and administrative expenses.     General and administrative expenses were $10.9 million and $8.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to additional personnel costs of $1.8 million, of which stock-based compensation was $1.1 million as well as an increase in legal and professional services expenses of $0.5 million.

Other income (expense).     Other income (expense), net was $11,000 and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease resulted from a reduction of the income generated by our investment securities portfolio due to declining market yields available for such securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had unrestricted cash, cash equivalents and investment securities of $203.8 million and an accumulated deficit of $216.6 million.

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(40,016)	$(28,085)
Net cash provided by investing activities	52,340	33,941
Net cash provided by financing activities	73,360	114,632
Net change in cash, cash equivalents and restricted cash	$85,684	$120,488

Operating Activities.     Net cash used in operating activities was $40.0 million and $28.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine and our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the six months ended June 30, 2021 was primarily due to our net loss of $49.0 million and a $0.6 million increase in operating assets and liabilities, adjusted for $8.4 million of noncash charges, primarily for stock-based compensation, depreciation and the accretion in value of our investment securities. Net cash used in operating activities during the six months ended June 30, 2020 was primarily due to our net loss of $33.9 million, adjusted for $5.0 million of noncash charges, primarily for stock-based compensation and depreciation, and a $0.8 million increase in operating assets and liabilities.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $52.3 million during the first six months of 2021, compared to a net inflow of funds of approximately $33.9 million during the comparable period of 2020.

Financing activities.    Net cash provided by financing activities was $73.4 million and $114.6 million for the six months ended June 30, 2021 and 2020, respectively. The net cash provided by financing activities during 2021 was attributable to proceeds received from the sale of common stock in our underwritten follow-on offering in April 2021 and cash received from the exercise of stock options. The net cash provided by financing activities during the comparable period of 2020 was primarily the result of the proceeds received from the sale of common stock in our ATM Offering and in our public offering completed in April 2020.

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

•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•	any delays and cost increases that result from the COVID-19 pandemic;
•	the timing and the extent of any Australian Tax Incentive refund and future grant revenues that we receive;
•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

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

During the three-month period ended March 31, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company did not issue any additional shares of common stock in the ATM Offering during the remainder of 2020 or in the six months ended June 30, 2021.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $53,000 and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

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

As of June 30, 2021, we have used approximately $98.9 million of the proceeds from our IPO for general corporate purposes, including the development of paltusotine as well as for the preclinical and clinical development of our other development programs. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: August 10, 2021	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: August 10, 2021	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)