Form 10-Q
period 2021-09-30
Crinetics Pharmaceuticals, Inc.
filed 2021-11-05
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 47,499,886 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$161,536	$93,087
Investment securities	31,789	77,793
Prepaid expenses and other current assets	10,648	6,612
Total current assets	203,973	177,492
Property and equipment, net	2,903	3,181
Operating lease right-of-use asset	1,983	2,232
Restricted cash	500	500
Other assets	—	40
Total assets	$209,359	$183,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,153	$5,588
Accrued compensation and related expenses	5,375	4,066
Other current liabilities	912	835
Total current liabilities	12,440	10,489
Operating lease liability, non-current	3,322	4,014
Unvested stock liability	7	23
Total liabilities	15,769	14,526
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at September 30, 2021 or at December 31, 2020	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 38,624 shares issued and 38,620 shares outstanding at September 30, 2021; 33,017 shares issued and 33,001 shares outstanding at December 31, 2020	438,063	336,508
Accumulated other comprehensive income	(12)	25
Accumulated deficit	(244,461)	(167,614)
Total stockholders’ equity	193,590	168,919
Total liabilities and stockholders’ equity	$209,359	$183,445

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Grant revenues	$—	$—	$—	$71
Operating expenses:
Research and development	21,580	13,699	59,651	40,168
General and administrative	6,227	4,752	17,163	13,065
Total operating expenses	27,807	18,451	76,814	53,233
Loss from operations	(27,807)	(18,451)	(76,814)	(53,162)
Other income (expense):
Interest income	24	122	77	938
Other income (expense), net	(68)	9	(110)	53
Total other income (expense), net	(44)	131	(33)	991
Net loss	(27,851)	(18,320)	(76,847)	(52,171)
Other comprehensive income (loss):
Unrealized (loss) on investment securities	(22)	(83)	(37)	(104)
Comprehensive loss	$(27,873)	$(18,403)	$(76,884)	$(52,275)
Net loss per share:
Net loss per share – basic and diluted	$(0.73)	$(0.56)	$(2.13)	$(1.76)
Weighted average shares outstanding – basic and diluted	38,309	32,890	36,147	29,608

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at July 1, 2021	37,680	$418,040	$10	$(216,610)	$201,440
Issuance of common stock, net of transaction costs	851	14,976	—	—	14,976
Vesting of shares subject to repurchase	4	5	—	—	5
Exercise of stock options	85	487	—	—	487
Stock-based compensation	—	4,555	—	—	4,555
Comprehensive loss	—	—	(22)	—	(22)
Net loss	—	—	—	(27,851)	(27,851)
Balance at September 30, 2021	38,620	$438,063	$(12)	$(244,461)	$193,590

Balance at January 1, 2021	33,001	$336,508	$25	$(167,614)	$168,919
Issuance of common stock, net of transaction costs	5,413	87,534	—	—	87,534
Stock issued under Stock Purchase Plan	47	522	—	—	522
Vesting of shares subject to repurchase	12	16	—	—	16
Exercise of stock options	147	1,289	—	—	1,289
Stock-based compensation	—	12,194	—	—	12,194
Comprehensive loss	—	—	(37)	—	(37)
Net loss	—	—	—	(76,847)	(76,847)
Balance at September 30, 2021	38,620	$438,063	$(12)	$(244,461)	$193,590

Balance at July 1, 2020	32,882	$330,300	$127	$(127,653)	$202,774
Vesting of shares subject to repurchase	4	5	—	—	5
Exercise of stock options	35	64	—	—	64
Stock-based compensation	—	2,782	—	—	2,782
Comprehensive loss	—	—	(83)	—	(83)
Net loss	—	—	—	(18,320)	(18,320)
Balance at September 30, 2020	32,921	$333,151	$44	$(145,973)	$187,222

Balance at January 1, 2020	24,263	$210,793	$148	$(93,802)	$117,139
Issuance of common stock, net of transaction costs	8,223	107,856	—	—	107,856
Stock issued in at-the-market offering, net of costs	276	6,427	—	—	6,427
Vesting of shares subject to repurchase	13	21	—	—	21
Exercise of stock options	119	191	—	—	191
Stock issued under Stock Purchase Plan	27	407	—	—	407
Stock-based compensation	—	7,456	—	—	7,456
Comprehensive loss	—	—	(104)	—	(104)
Net loss	—	—	—	(52,171)	(52,171)
Balance at September 30, 2020	32,921	$333,151	$44	$(145,973)	$187,222

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(76,847)	$(52,171)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	12,194	7,456
Depreciation and amortization	687	723
Noncash lease expense	249	204
Accretion of purchase discounts and amortization of premiums on investment securities, net	236	(293)
Other, net	8	(18)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(3,996)	(2,269)
Accounts payable and accrued expenses, compensation and related expenses	2,395	808
Operating lease liability	(615)	(529)
Net cash used in operating activities	(65,689)	(46,089)
Investing activities:
Purchases of investment securities	(23,380)	(113,762)
Maturities of investment securities	69,113	123,040
Purchases of property and equipment	(418)	(169)
Net cash provided by investing activities	45,315	9,109
Financing activities:
Proceeds from issuance of common stock, net	87,534	107,856
Proceeds from issuance of common stock in at-the-market offering, net	-	6,427
Proceeds from exercise of stock options	1,289	191
Net cash provided by financing activities	88,823	114,474
Net change in cash, cash equivalents and restricted cash	68,449	77,494
Cash, cash equivalents and restricted cash at beginning of period	93,587	40,826
Cash, cash equivalents and restricted cash at end of period	$162,036	$118,320
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$161,536	$117,820
Restricted cash	500	500
Cash, cash equivalents and restricted cash at end of period	$162,036	$118,320
Noncash investing and financing activities:
Change in unvested stock liability	$16	$21
Amounts accrued for purchases of property and equipment	$—	$6
Stock issued under Stock Purchase Plan	$522	$407

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Crinetics Pharmaceuticals, Inc. (the “Company”) is a clinical-stage pharmaceutical company incorporated in Delaware on November 18, 2008 and based in San Diego, California. The Company is focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. In January 2017, the Company established a wholly-owned Australian subsidiary, Crinetics Australia Pty Ltd (“CAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In October 2021, the Company formed Radionetics Oncology, Inc., or Radionetics, together with 5AM Ventures and Frazier Healthcare Partners. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. The Company maintains an equity interest in Radionetics

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As of September 30, 2021, the Company had $193.3 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $244.5 million as of September 30, 2021. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

COVID-19

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company's clinical trials, employees and vendors. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, the Company is conducting business as usual, with necessary or advisable modifications to employee travel. The Company will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business. While the pandemic has not yet had a material effect on the Company’s financial results, the degree to which COVID-19, including he impact of new variants of the virus that causes COVID-19, may impact the Company's future financial condition or results of operations is uncertain.  A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act did not have a material impact on the Company’s income tax provision for 2020 or for the nine months ended September 30, 2021.

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

Accrued R&D expenses were $3.1 million at September 30, 2021 and $2.1 million at December 31, 2020 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The Company recognized a reduction to R&D expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively; for the three and nine months ended September 30, 2020, the Company recognized a reduction to R&D expense of $0.2 million and $0.6 million, respectively.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	September 30,
	2021	2020
Common stock options	6,606	4,224
Unvested common stock subject to repurchase	5	20
	6,611	4,244

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$15,579	$1	$(6)	$15,574
Certificates of deposit	2,391	5	—	2,396
Corporate debt securities	13,830	—	(11)	13,819
Total	$31,800	$6	$(17)	$31,789

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$74,222	$6	$(5)	$74,223
Certificates of deposit	2,161	14	—	2,175
Corporate debt securities	1,385	10	—	1,395
Total	$77,768	$30	$(5)	$77,793

All available-for-sale investment securities held at September 30, 2021 and December 31, 2020, had maturity dates of less than 24 months.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at September 30, 2021 or December 31, 2020. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$—	$15,574	$—	$15,574
Certificates of deposit	—	2,396	—	2,396
Corporate debt securities	—	13,819	—	13,819
Total assets measured at fair value	$—	$31,789	$—	$31,789

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$60,222	$14,001	$—	$74,223
Certificates of deposit	—	2,175	—	2,175
Corporate debt securities	—	1,395	—	1,395
Total assets measured at fair value	$60,222	$17,571	$—	$77,793

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2021.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development costs	$7,385	$3,062
Australian tax incentive receivable	954	1,720
Prepaid insurance	1,264	693
Interest receivable	86	113
Prepaid expenses and other assets	959	1,024
Total	$10,648	$6,612

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$3,516	$3,494
Lab equipment	1,759	1,551
Office equipment	700	653
Construction in progress	132	-
Computers and software	41	41
Property and equipment at cost	6,148	5,739
Less accumulated depreciation and amortization	3,245	2,558
Total	$2,903	$3,181

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

On April 12, 2021, the Company completed an underwritten follow-on offering of 4,562,044 shares of its common stock at a price to the public of $16.44 per share. Proceeds from the offering were approximately $72.6 million, net of underwriting discounts and commissions and offering costs of $2.4 million. The shares were registered pursuant to the Company’s 2019 Shelf Registration Statement discussed below.

On July 28, 2021, the Company entered into a stock purchase agreement for the private placement of 851,306 shares of its common stock at a price of $17.62 per share (the “private placement”), which shares were issued on July 30, 2021. The private placement yielded gross proceeds of $15.0 million.

On October 21, 2021, the Company completed an underwritten follow-on offering of 8,712,400 shares of its common stock at a price to the public of $19.80 per share.  Proceeds from the offering were approximately $161.9 million, net of underwriting discounts and commissions and offering costs of $10.6 million.  The shares were registered pursuant to the Company’s 2021 Shelf Registration Statement discussed below.

Shelf Registration Statement and ATM Offering

On August 13, 2019, the Company filed a registration statement on Form S-3 (the “2019 Shelf Registration Statement”), covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units. The Registration Statement became effective on August 29, 2019.

On August 10, 2021, the Company filed a registration statement on Form S-3 (the “2021 Shelf Registration Statement”), which became immediately effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units and the resale of up to 851,306 shares by the accredited investor who purchased shares in the private placement.

On August 13, 2019 the Company also entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $75.0 million through the Sales Agents (the “ATM Offering”). The 2019 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the 2019 Shelf Registration Statement.

During the three-month period ended March 31, 2020, the Company issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company did not issue any additional shares of common stock in the ATM Offering during the remainder of 2020 or in the nine months ended September 30, 2021.

8. EQUITY INCENTIVE PLANS

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of September 30, 2021, 1,286,672 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of September 30, 2021, 4,909 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The condensed consolidated balance sheet reflects an unvested stock liability of $7,000 as of September 30, 2021.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of September 30, 2021, an aggregate of 897,048 shares of common stock were available for issuance under the ESPP.

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

Stock Options

Activity under the Company’s stock option plans during the nine months ended September 30, 2021 was as follows:

		Weighted-	Weighted-	Aggregate
	Options	Average	Average	Intrinsic
	Outstanding	Exercise	Remaining	Value
	(000’s)	Price	Term	(000’s)
Balance at December 31, 2020	4,422	$14.42
Granted	2,591	$17.36
Exercised	(147)	$8.77
Forfeited and expired	(260)	$18.96
Balance at September 30, 2021	6,606	$15.52	8.2	$41,984
Vested and expected to vest at September 30, 2021	6,606	$15.52	8.2	$41,984
Exercisable at September 30, 2021	2,834	$12.74	7.1	$26,161

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 was $1.6 million.

Fair Value of Stock Option Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans:

Stock Option Plans	2021	2020
Expected option term	6.0 years	6.0 years
Expected volatility	86%	78%
Risk free interest rate	1.0%	0.9%
Expected dividend yield	—%	—%

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

The weighted-average fair value of stock options awarded during the nine months ended September 30, 2021 and 2020 was $12.47 and $13.55 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$2,579	$1,376	$6,748	$3,689
General and administrative	1,976	1,406	5,446	3,767
Total stock-based compensation expense	$4,555	$2,782	$12,194	$7,456

As of September 30, 2021, unrecognized stock-based compensation cost related to option awards and to the ESPP was $44.8 million and $1.2 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.1 years and 1.3 years, respectively.

9. SUBSEQUENT EVENT

Radionetics Oncology, Inc.

On October 18, 2021, the Company, together with 5AM Ventures and Frazier Healthcare Partners, announced the formation of Radionetics. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications.

The Company entered into an exclusive world-wide license to its radiotherapeutics technology platform and associated intellectual property for use in developing radiotherapeutics and related radio-imaging agents, including exclusive rights to the underlying intellectual property on certain preclinical drug candidates. In exchange, the Company received 50,500,000 shares of common stock of Radionetics, which represents an initial majority stake in Radionetics, and a warrant to purchase additional shares of common stock designed to maintain a minimum equity interest for the Company in Radionetics of at least an aggregate of 22% of the fully diluted capitalization of Radionetics in connection with its sale, initial public offering, or SPAC transaction. In addition, we may receive potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. Radionetics completed a $30 million private financing with 5AM Ventures and Frazier Healthcare Partners as the sole participants. In addition, Radionetics and the Company may also engage in a research collaboration to identify drug candidates for multiple additional targets.

R. Scott Struthers, Ph.D. the Company’s President and Chief Executive Officer, will serve as chairman of the Radionetics board of directors. The Company has no obligation to fund the operations of Radionetics.

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

We have initiated a Phase 3 development program for paltusotine in acromegaly which consists of two placebo-controlled clinical trials. The first of these, the PATHFNDR-1 trial, is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of SRL monotherapy (octreotide LAR or lanreotide depot). If successful, we believe the PATHFNDR-1 study could support registration of paltusotine for acromegaly patients switching from other therapies. We also plan to conduct a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels. We expect to initiate this trial by the end of 2021. We believe that, if successful, the PATHFNDR-2 trial will support a more expansive registration of paltusotine for untreated acromegaly patients who require pharmacotherapy.

The primary endpoint of both PATHFNDR studies will be the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. We expect top line data from both studies in 2023. We believe that, if successful, the two trials could support registration of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly

We are also conducting a Phase 2 trial with paltusotine in patients with NETs complicated by carcinoid syndrome, which is currently in start-up phase in 2021.

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital HI and other syndromic forms of hyperinsulinism. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma, and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study is designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We announced positive topline data from the single ascending dose cohorts in September 2021 and expect data from the multiple ascending dose cohorts in the first quarter of 2022. The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI.  In addition, the European Medicines Agency has granted orphan drug designation for CRN04777 for the treatment of congenital HI. We also expect CRN04777 can be broadly applicable to other diseases characterized by excess insulin secretion, including forms of syndromic hyperinsulinism. Rather than being caused by a single gene mutation confined to the pancreatic beta-cell, syndromic HI may occur as part of a constellation of clinical findings in diseases where genetic mutations have pleiotropic effects outside of the beta-cell. Sotos syndrome, Beckwith Wiedemann syndrome, Kabuki syndrome and Turner’s syndrome are examples of disorders from which many patients suffer from HI. Because of SST5’s role as a critical downstream regulator of insulin secretion, we would expect patients with these syndromes to respond to the SST5 agonism caused by CRN04777.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease and CAH. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study is designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In August 2021, we announced preliminary data from the single ascending dose cohorts of the Phase 1 study. Single doses of CRN04894 were well-tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations as well as reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events reported through the single ascending dose cohorts were considered mild and there were no serious adverse events. We will proceed with the multiple ascending dose cohorts of the Phase 1 study and expect preliminary data in the first quarter of 2022.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of Primary Hyperparathyroidism (PHPT) and Humoral Hypercalcemia of Malignancy (HHM) and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can lead to skeletal, renal, gastrointestinal, and neurological problems. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels (hypercalcemia). Some patients experience no symptoms, and many can have surgery to remove the tumor and/or hyperactive gland(s), while some require management with medical therapy. Symptomatic PHPT is characterized by skeletal, renal, gastrointestinal, and neurological manifestations with increased mortality. HHM typically arises in patients with advanced-stage cancers. In cases of HHM, over-secretion of PTHrP caused by the malignant tumor results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. We have identified potent and orally available nonpeptide PTH antagonists that exhibit efficacy in preclinical models, and appropriate drug-like properties. We are evaluating a subset of molecules to identify potential development candidates suitable for evaluation in human clinical trials.

Radionetics Oncology, Inc.

On October 18, 2021, we, together with 5AM Ventures and Frazier Healthcare Partners, announced the formation of Radionetics Oncology, Inc., or Radionetics. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications and its initial drug development efforts are focused on advancing 10 preclinical product candidates and leads that we discovered. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics granting Radionetics an exclusive world-wide license to our technology for the development of radiotherapeutics and related radio-imaging agents in exchange for a majority equity stake in Radionetics, potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales.

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

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant revenues, the private placement of preferred stock, and sales of our common stock. As of September 30, 2021, we had unrestricted cash, cash equivalents, and investment securities of $193.3 million. On April 12, 2021, we completed a public offering of 4,562,044 shares of common stock at a price of $16.44 per share and raised gross proceeds of approximately $75.0 million. On July 28, 2021, we entered into a stock purchase agreement for the private placement of 851,306 shares of common stock at $17.62 per share, which shares were issued on July 30, 2021. The private placement yielded gross proceeds of $15.0 million.  On October 21, 2021, we completed an underwritten public offering of 8,712,400 shares of common stock at a price to the public of $19.80 per share and raised gross proceeds of approximately $172.5 million.

We have incurred cumulative net losses since our inception and, as of September 30, 2021, we had an accumulated deficit of $244.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the three and nine months ended September 30, 2021.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Dollar
	2021	2020	Change
Grant revenues	$—	$—	$—
Operating expenses:
Research and development	21,580	13,699	7,881
General and administrative	6,227	4,752	1,475
Total operating expenses	27,807	18,451	9,356
Loss from operations	(27,807)	(18,451)	(9,356)
Other income (expense), net	(44)	131	(175)
Net loss	$(27,851)	$(18,320)	$(9,531)

Research and development expenses.     Research and development expenses were $21.6 million and $13.7 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $4.3 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs, and an increase in personnel costs of $3.2 million, of which stock-based compensation was $1.2 million.

General and administrative expenses.     General and administrative expenses were $6.2 million and $4.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to additional personnel costs of $1.0 million, of which stock-based compensation was $0.6 million.

Other income (expense).     Other income (expense), net was $(44,000) and $131,000 for the three months ended September 30, 2021 and 2020, respectively. The decrease resulted from the impact of foreign currency fluctuations and a reduction of the income generated by our investment securities portfolio due to declining market yields available for such securities.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,		Dollar
	2021	2020	Change
Grant revenues	$—	$71	$(71)
Operating expenses:
Research and development	59,651	40,168	19,483
General and administrative	17,163	13,065	4,098
Total operating expenses	76,814	53,233	23,581
Loss from operations	(76,814)	(53,162)	(23,652)
Other income (expense), net	(33)	991	(1,024)
Net loss	$(76,847)	$(52,171)	$(24,676)

Grant revenues.     Grant revenues relate to reimbursable expenses incurred in connection with SBIR Grants. We had no active SBIR Grants and therefore had no grant revenue for the nine months ended September 30, 2021, while such grant revenues were $71,000 for the nine months ended September 30, 2020. We completed activities under our remaining SBIR Grant during the first quarter of 2020 and we do not expect to generate grant revenues in future reporting periods.

Research and development expenses.     Research and development expenses were $59.7 million and $40.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to an increase in personnel costs of $8.8 million, of which stock-based compensation was $3.1 million, and increased spending on manufacturing and development activities of $9.4 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs.

General and administrative expenses.     General and administrative expenses were $17.2 million and $13.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to additional personnel costs of $2.8 million, of which stock-based compensation was $1.7 million as well as an increase in legal and professional services expenses of $0.5 million.

Other income (expense).     Other income (expense), net was $(33,000) and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease resulted from the impact of foreign currency fluctuations and a reduction of the income generated by our investment securities portfolio due to declining market yields available for such securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had unrestricted cash, cash equivalents and investment securities of $193.3 million and an accumulated deficit of $244.5 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(65,689)	$(46,089)
Net cash provided by investing activities	45,315	9,109
Net cash provided by financing activities	88,823	114,474
Net change in cash, cash equivalents and restricted cash	$68,449	$77,494

Operating Activities.     Net cash used in operating activities was $65.7 million and $46.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine and our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the nine months ended September 30, 2021 was primarily due to our net loss of $76.8 million and a $2.2 million decrease in operating assets and liabilities, adjusted for $13.4 million of noncash charges, primarily for stock-based compensation, depreciation and the accretion in value of our investment securities. Net cash used in operating activities during the nine months ended September 30, 2020 was primarily due to our net loss of $52.2 million and a $2.0 million increase in operating assets and liabilities, adjusted for $8.1 million of noncash charges, primarily for stock-based compensation, depreciation, and the accretion in value of our investment securities.

Investing activities.      Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $45.3 million during the first nine months of 2021, compared to a net inflow of funds of approximately $9.1 million during the comparable period of 2020.

Financing activities.    Net cash provided by financing activities was $88.8 million and $114.5 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash provided by financing activities during 2021 was attributable to proceeds received from the sale of common stock in our underwritten follow-on offering in April 2021, our private placement of common stock in July 2021, and cash received from the exercise of stock options. The net cash provided by financing activities during the comparable period of 2020 was primarily the result of the proceeds received from the sale of common stock in our ATM Offering and in our public offering completed in April 2020.

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

•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•	any delays and cost increases that result from the COVID-19 pandemic;
•	the timing and the extent of any Australian Tax Incentive refund and future grant revenues that we receive;
•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	costs associated with any products or technologies that we may in-license or acquire;
•	the funding of any co-development arrangements we enter into; and
•	out ability to participate in future equity offering by Radionetics, including our option to exercise our warrant for the purchase of Radionetics stock.

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

During the three-month period ended March 31, 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. We did not issue any additional shares of common stock in the ATM Offering during the remainder of 2020 or in the nine months ended September 30, 2021.

On August 10, 2021, we filed a registration statement on Form S-3, which became immediately effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units and the resale of up to 851,306 shares by the accredited investor who purchased shares in the private placement.

On October 21, 2021, we completed an underwritten public offering of 8,712,400 shares of common stock at a price to the public of $19.80 per share. We received proceeds of approximately $161.9 million, net of offering discounts and commissions and estimated offering costs of $10.6 million.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and comprehensive loss and totaled approximately $0.1 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

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

As of September 30, 2021, we have used approximately $106.5 million of the proceeds from our IPO for general corporate purposes, including the development of paltusotine as well as for the preclinical and clinical development of our other development programs. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

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

Crinetics Pharmaceuticals, Inc.

Date: November 5, 2021	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: November 5, 2021	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)