Form 10-K
period 2021-12-31
Crinetics Pharmaceuticals, Inc.
filed 2022-03-30
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $683.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on such date of $18.85 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 25, 2022 was 47,784,611.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

CRINETICS PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

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
•
The COVID-19 pandemic, related variants and other epidemic diseases could adversely impact our business, including our drug manufacturing, nonclinical activities and clinical trials.
•
We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being developed.

•
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

Item 1. Business

Business Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and have built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808) which is in clinical development for the treatment of acromegaly and neuroendocrine tumors, or NETs, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease, congenital adrenal hyperplasia, or CAH, and Ectopic ACTH Syndrome, or EAS. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. Approximately 26,000 people in the United States suffer from acromegaly, and depending on surgical success, many are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 171,000 adults in the United States. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients as detailed in National Comprehensive Cancer Network guidelines. In 2021, somatostatin peptide drugs accounted for approximately $3.1 billion in global sales for the treatment of acromegaly, NETs and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients. In July 2020, we announced that the FDA granted orphan drug designation for paltusotine for the treatment of acromegaly.

We are currently conducting a Phase 3 development program for paltusotine in acromegaly which consists of two placebo-controlled clinical trials. The first of these, the PATHFNDR-1 trial, is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of SRL monotherapy (octreotide LAR or lanreotide depot). If successful, we believe the PATHFNDR-1 study could support registration of paltusotine for acromegaly patients switching from other therapies. We are also conducting a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels. We believe that, if successful, the results from the PATHFNDR-2 trial could support a more expansive registration of paltusotine for untreated acromegaly patients who require pharmacotherapy. The primary endpoint of both PATHFNDR studies will be the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. We expect top line data from both studies in 2023. We believe that, if successful, the two trials could support registration of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies.

The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly.

We are also conducting a Phase 2 trial with paltusotine in patients with NETs complicated by carcinoid syndrome.

In February 2022, we entered into a license agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, pursuant to which Sanwa has the exclusive right to develop and commercialize paltusotine in Japan, or the Sanwa License.

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital hyperinsulinism, or HI. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. We have completed a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study was designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We announced positive top-line data from the single ascending dose, or SAD, cohorts in September 2021 and announced positive topline data from the multiple ascending dose, or MAD, cohorts in March 2022. We believe CRN04777 demonstrated pharmacologic proof-of-concept, based on potent suppression of stimulated insulin observed in these subjects. The plasma exposure of CRN04777 suggested the drug was well absorbed with a half-life of approximately 40 hours, which we believe supports the potential for once daily administration in patients. All adverse events were considered mild or moderate and there were no serious adverse events. CRN04777 was well tolerated at single and multiple doses from 0.5 mg up to 120 mg and exhibited dose-proportional pharmacokinetics for the same dose range. A dose-dependent reduction in glucose-induced insulin secretion was demonstrated with an intravenous glucose tolerance test in the SAD cohorts and a dose-dependent reversal of sulfonylurea-induced insulin secretion was seen in both the SAD and MAD cohorts. The sulfonylurea-induced insulin secretion model represents a pharmacologic analog of the hyperinsulinism that the patients experience. We are preparing for regulatory interactions to discuss the design of the Phase 2 clinical study we plan to initiate in the second half of 2022.

The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI. In addition, the European Medicines Agency, or EMA, has granted orphan drug designation for CRN04777 for the treatment of congenital HI. We also expect CRN04777 can be broadly developed for the treatment of other diseases characterized by excess insulin secretion, including forms of syndromic hyperinsulinism. Rather than being caused by a single gene mutation confined to the pancreatic beta-cell, syndromic HI may occur as part of a constellation of clinical findings in diseases where genetic mutations have pleiotropic effects outside of the beta-cell. Sotos syndrome, Beckwith Wiedemann syndrome, Kabuki syndrome and Turner’s syndrome are examples of disorders from which many patients suffer from HI. Because of SST5’s role as a critical downstream regulator of insulin secretion, we believe patients with these syndromes have the potential to respond to the SST5 agonism.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease, CAH, and EAS. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. EAS is a rare disorder that results from non-pituitary tumors that secrete excessive amounts of ACTH. The supraphysiological degree of ACTH secretion in EAS can vary with effects that range from cushingoid to acutely life-threatening. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study is designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In August 2021, we announced positive data from the single ascending dose cohorts of the Phase 1 study. CRN04894 was well tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations as well as reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events reported through the single ascending dose cohorts were considered mild and there were no serious adverse events. The MAD portion of the Phase 1 study is ongoing and topline data are expected in the second quarter of 2022. If these data are positive, we plan to prepare for regulatory interactions to discuss the design of the clinical studies we plan to initiate in the second half of 2022.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of primary hyperparathyroidism, or PHPT and humoral hypercalcemia of malignancy, or HHM, and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can lead to skeletal, renal, gastrointestinal, and neurological problems. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels, or hypercalcemia. Some patients experience no symptoms, and many can have surgery to remove the tumor and/or hyperactive gland(s), while some require management with medical therapy. Symptomatic PHPT is characterized by skeletal, renal, gastrointestinal, and neurological manifestations with increased mortality. HHM typically arises in patients with advanced-stage cancers. In cases of HHM, over-secretion of PTHrP caused by the malignant tumor results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. We have identified investigational, orally available nonpeptide PTH antagonists that showed activity and drug-like properties in preclinical models. We are evaluating a subset of molecules to identify potential development candidates that we believe are suitable for evaluation in human clinical trials.

Radionetics Oncology, Inc.

On October 18, 2021, we, together with 5AM Ventures and Frazier Healthcare Partners, announced the formation of Radionetics Oncology, Inc., or Radionetics. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics granting Radionetics an exclusive world-wide license to our technology for the development of radiotherapeutics and related radio-imaging agents in exchange for a majority equity stake in Radionetics, a warrant to obtain additional shares of common stock of Radionetics, potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales.

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where next to deploy our drug discovery efforts. We plan to continue our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including nonfunctional pituitary adenomas and polycystic kidney disease, among other indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. We currently file patent applications covering the compounds in our lead product candidates in the United States, Europe, Japan, China, South Korea, Australia, Canada, Israel, Mexico, Taiwan, Hong Kong, Brazil, India, Eurasia, New Zealand, Ukraine, Indonesia, Malaysia, Philippines, Thailand, Vietnam, Singapore, South Africa, Chile, Colombia, Argentina, Peru, Venezuela, and Egypt. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations. Over time, we intend to sell our products, if approved, through our own commercial organization, which we believe can be of modest size to cover the relatively small number of specialty endocrinologists who treat patients with rare endocrine diseases and endocrine-related tumors.

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
•
Retain significant development and commercial rights to our product candidates. We intend to commercialize our product candidates if approved by regulators. In February 2022, we entered into the Sanwa License pursuant to which Sanwa has the exclusive right to commercialize paltusotine in Japan. In the future, we may enter into additional distribution or licensing arrangements for commercialization rights for other product candidates.
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

Somatostatin receptor type 2 agonists for the treatment of acromegaly and neuroendocrine tumors

Our lead product, paltusotine, is an oral selective nonpeptide SST2 agonist in clinical development for the treatment of acromegaly. The FDA granted orphan drug designation for paltusotine for the treatment of acromegaly. Results from our Phase 1 trial of paltusotine demonstrated initial clinical proof-of-concept based on observed suppression of GH and IGF-1 secretion in healthy volunteers. In October 2020, we announced positive topline results from the ACROBAT Edge and Evolve Phase 2 trials in acromegaly. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained IGF-1 levels at Week 13 in acromegaly patients who were switched from an injected somatostatin receptor ligand depot of either octreotide or lanreotide monotherapy. We are currently conducting our Phase 3 program of paltusotine in acromegaly patients and topline data is expected in 2023. We have also initiated a Phase 2 trial of paltusotine in patients with NETs complicated by carcinoid syndrome for which we expect to report topline data in 2023. In February 2022, we entered into the Sanwa License pursuant to which Sanwa has the exclusive right to develop and commercialize paltusotine in Japan.

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

Based on feedback from our interactions with the FDA and other regulators, we have defined our Phase 3 development program which consists of two placebo-controlled clinical trials. We are conducting PATHFNDR-1, which is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in 52 acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of SRL monotherapy (octreotide LAR or lanreotide depot). The primary endpoint is the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of a nine-month treatment period on paltusotine as compared to placebo. We are also conducting a second study, PATHFNDR-2, which is designed as a double-blind, placebo-controlled, twenty-four-week trial in 76 acromegaly patients with elevated IGF-1 levels, who are medication naïve or who are not being treated with pharmacotherapy (untreated patients). The primary endpoint in this study is also the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. A new tablet formulation of paltusotine is being used in both trials. When evaluated in a Phase 1 pharmacokinetic healthy volunteer study, the tablet formulation had a reduced fasting requirement compared to the capsule formulation that was used in prior trials and dose proportional exposure was observed up to 80 mg. We expect top line data from both PATHFNDR studies in 2023. We believe that, if successful, these trials could support registration of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from standard of care. We have also initiated a Phase 2 trial in patients with NETs complicated by carcinoid syndrome and expect to report topline data in 2023.

Somatostatin receptor type 5 agonists for the treatment of hyperinsulinism

We are developing CRN04777, an investigational, oral, selective nonpeptide SST5 receptor agonist that is designed to inhibit the excess insulin secretion associated with congenital and acquired disorders of hyperinsulinism, with our initial focus on congenital HI. CRN04777 is intended to act at the SST5 receptor, which is independent of many of the mutations that cause congenital HI and, therefore, should allow CRN04777 to be broadly applicable to congenital HI patients with the various underlying mutations. We have completed a Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. We are preparing for regulatory interactions to discuss the design of the clinical studies we plan to initiate in the second half of 2022. The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI. In addition, the European Medicines Agency has granted orphan drug designation for CRN04777 for the treatment of congenital HI.

Hyperinsulinism background

Hyperinsulinism is a heterogeneous condition in which dangerously low blood sugar levels are caused by increased insulin secretion from pancreatic ß-cells. The most severe form of hyperinsulinism arises from congenital HI, a disorder whose underlying pathology is driven by genetic mutations in key genes involved in regulating insulin secretion from ß-cells. The incidence of congenital HI is approximately 1 in 30,000 to 50,000 new births in the United States. Hyperinsulinism is one of the most frequent causes of persistent hypoglycemia in neonates and infants. Early diagnosis is vital to prevent neurological complications due to chronic low blood sugar, which can result in apneas, seizures, developmental delays, learning disabilities, epilepsy and even death. Hyperinsulinism can also be a severe complication for patients with insulin secreting tumors (insulinomas). Insulinomas are a specific type of NET derived from pancreatic ß-cells that secrete insulin and cause hypoglycemia. The incidence of insulinomas is 1 to 4 in 1,000,000 persons. There are also other diseases characterized by excess insulin secretion, including forms of syndromic hyperinsulinism. Rather than being caused by a single gene mutation confined to the pancreatic beta-cell, syndromic HI may occur as part of a constellation of clinical findings in diseases where genetic mutations have pleiotropic effects outside of the beta-cell. Sotos syndrome, Beckwith Wiedemann syndrome, Kabuki syndrome and Turner’s syndrome are examples of disorders from which many patients suffer from HI.

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

CRN04777 was examined in a rat model of congenital HI. In this model, rats were treated with sulfonylurea glyburide, which promotes insulin release by acting at KATP channels. This activity mimics the KATP channel mutations found in about half of congenital HI patients. This high level of insulin produced a decrease of blood glucose in rats. When these rats were then treated with our development candidates, blood glucose levels returned to normal, and at higher doses, even to a hyperglycemic state. Repeat dose experiments demonstrated that insulin continued to be suppressed after seven days. Further, glucagon secretion was not suppressed in these experiments.

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

Clinical development

We conducted a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study was designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We announced positive topline data from the single ascending dose cohorts in September 2021 and positive topline data from the multiple ascending dose cohorts in March 2022. We believe CRN04777 demonstrated pharmacologic proof-of-concept in this study, based on potent suppression of stimulated insulin observed in these subjects. The plasma exposure of CRN04777 suggested the drug was well absorbed with a half-life of approximately 40 hours, which we believe supports the potential for once daily administration in patients. All adverse events were considered mild or moderate and there were no serious adverse events. CRN04777 was well tolerated at single and multiple doses from 0.5 mg up to 120 mg and exhibited dose-proportional pharmacokinetics for the same dose range. A dose-dependent reduction in glucose-induced insulin secretion was demonstrated with an intravenous glucose tolerance test in the SAD cohorts and a dose-dependent reversal of sulfonylurea-induced insulin secretion was seen in both the SAD and MAD cohorts. The sulfonylurea-induced insulin secretion model represents a pharmacologic analog of the hyperinsulinism that the patients experience.

These data from the MAD cohorts are from 27 healthy volunteers that received daily oral doses of CRN04777 (30 mg, 60 mg or 120 mg) or placebo for 10 days with daily sampling to measure levels of fasting plasma glucose and insulin. Results showed CRN04777 treatment led to rapid, sustained and dose-dependent decreases in fasting insulin, which in turn led to dose-dependent increases in fasting plasma glucose. Pharmacokinetic and exposure profiles were consistent with expectations from the SAD cohorts. Increasing CRN04777 exposures were observed with increasing doses and the study drug was well-tolerated.

On Day 10 of each of the MAD cohorts, participants underwent a challenge with a sulfonylurea, which induces HI, pharmacologically mimicking the effects of the most common genetic mutations in congenital HI. To avoid the occurrence of hypoglycemia as a result of increased insulin secretion, patients undergoing the sulfonylurea challenge were evaluated using the euglycemic clamp procedure, meaning they received intravenous (IV) glucose support, with the glucose infusion rate increasing in automated fashion to maintain safe glucose levels. One hour after the sulfonylurea challenge, the final dose of CRN04777 was administered, which led to a dose-proportional and rapid reduction of insulin secretion and glucose infusion rate requirement compared to placebo. In participants receiving 120 mg of CRN04777, the need for IV glucose support was eliminated for most patients We are preparing for regulatory interactions to discuss the design of the clinical studies we plan to initiate in the second half of 2022.

ACTH antagonists for the treatment of Cushing’s disease and other diseases of ACTH excess

We are developing, CRN04894, an investigational, orally available nonpeptide ACTH antagonist, designed to antagonize adrenocorticotrophic hormone, or ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease, CAH, and EAS. The MAD portion of the Phase 1 study is ongoing and topline data are expected in the second quarter of 2022. If these data are positive, we plan to prepare for regulatory interactions to discuss the design of the clinical studies we plan to initiate in the second half of 2022.

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

Preclinical development

ACTH acts through a peptide GPCR called the melanocortin type 2 receptor, or MC2R, that is specifically expressed in the adrenal gland. Activation of MC2 by ACTH results in increased synthesis of cAMP, enhanced synthesis and secretion of cortisol and hypertrophy of adrenal cells. CRN04894 is a potent, selective nonpeptide antagonist of MC2R designed to block ACTH action and prevent its excessive stimulation of the adrenal gland in Cushing’s disease and CAH patients. In vivo proof-of-concept is demonstrated by CRN04894’s capacity to block corticosterone secretion in a rodent ACTH-challenge model, which mimics aspects of Cushing’s disease.

Clinical development

We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study is designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In August 2021, we announced positive data from the single ascending dose cohorts of the Phase 1 study. CRN04894 was well tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations as well as reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events reported through the single ascending dose cohorts were considered mild and there were no serious adverse events. The MAD portion of the Phase 1 study is ongoing and topline data are expected in the second quarter of 2022. If these data are positive, we plan to prepare for regulatory interactions to discuss the design of the clinical studies we plan to initiate in the second half of 2022.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Recordati Rare Diseases Inc.). Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In 2020, Chiasma, Inc. (Chiasma acquired by Amryt Pharma, Aug 2021) received marketing approval in the United States for an oral octreotide product,

MYCAPSSA, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. In December 2021, the FDA approved a lanreotide injection biosimilar manufactured by Cipla Ltd. for the treatment of acromegaly and GEP-NETs. Other products in clinical development include new formulations of peptide somatostatin agonists or GH receptor antagonists. Other companies developing new pharmaceutical therapies for acromegaly include Camurus AB, Ionis Pharmaceuticals, Inc./Antisense Therapeutics Ltd., Aquestive Therapeutics, Inc., XERIS Pharmaceuticals, Amolyt Pharma and Rani Therapeutics, Inc.

Injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by TerSera Therapeutics, Inc.) is an orally administered add-on therapy. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor positive gastroenteropancreatic neuroendocrine tumors. Camurus, Amryt, POINT Biopharma Global Inc., and ITM Isotopen Technologien Munchen are currently engaged in Phase 3 trials of new compounds for use in the treatment of NETs and/or carcinoid syndrome symptoms. Other companies developing NETs therapeutics that target somatostatin receptors include, Ipsen, Oranomed/RadioMedix, Xencor, Tarveda Therapeutics, Advanced Accelerator Applications SA, ASCIL Biopharm, DexTech Medical, Aquestive Therapeutics Inc., Molecular Targeting Technologies Inc., Viewpoint Molecular Targeting LLC, Xeris Pharmaceuticals, and Immunwork Inc.

With respect to congenital HI, maintaining glucose levels through feeding or glucose infusions is the first step in managing the disease. Diazoxide (marketed by Teva Pharmaceuticals, Inc.) is the only approved therapy indicated for hyperinsulinemia. Octreotide (used off-label) is administered as subcutaneous injections in those who respond poorly to diazoxide. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. Ready-to-use glucagon analog products have also been approved and could be used to treat congenital HI if a patient experiences severe hypoglycemia and includes Zegalogue, which received approval in 2021 and is marketed by Zealand Pharma A/S, and Gvoke HypoPen, which received approval in 2019 and is marketed by Xeris Pharmaceuticals, Inc,. Companies developing products for potential use in congenital HI include Rezolute, Inc., Hanmi Pharmaceuticals, Eiger Biopharmaceuticals, Inc., Sosei Heptares and AmideBio.

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Use of adrenal enzyme inhibitors (metyrapone, ketoconazole and more recently levoketoconazole which gained FDA approval in December 2021 and is marketed by Xeris Pharmaceuticals) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. Osilodrostat (marketed by Recordati), a cortisol synthesis inhibitor, is approved for the treatment of endogenous Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Other companies developing products for potential use in Cushing’s disease include Corcept Therapeutics, Inc., and Cyclacel Pharmaceuticals, Inc. Neurocrine Biosciences and Spruce Biosciences are developing CRF receptor antagonists for the treatment of CAH. BridgeBio Pharma is also developing a potentially curative gene therapy treatment for CAH targeting the 21-hydroxylase enzyme.

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

Intellectual property

We actively protect our commercially important proprietary technology by, among other methods, obtaining, maintaining, and defending our patent rights. We have filed numerous patent applications covering our internally developed product candidates in the United States and in jurisdictions outside of the United States, resulting in multiple issued patents. We file patent applications covering the compounds in our lead product candidates in the United States, Europe, Japan, China, South Korea, Australia, Canada, Israel, Mexico, Taiwan, Hong Kong, Brazil, India, Indonesia, Eurasia, New Zealand, Singapore, South Africa, Ukraine, and Venezuela. We pursue patent protection for all inventions and improvements throughout development, including, when possible, compositions of matter, methods of use, dosage regimens, formulations, and manufacturing processes.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The period of patent term extension in the United States cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Some countries also provide mechanisms to recapture a portion of the patent term lost during regulatory review, similar to patent term extension in the United States. The amount of patent term that can be recaptured depends on the laws of the relevant jurisdictions.

We own multiple issued patents and patent applications relating to our lead product candidate paltusotine. Issued patents covering the compound paltusotine have been obtained in the United States and Japan, among others, and are estimated to expire in 2037, not including any available patent term adjustments or extensions. We own additional patents and patent applications covering the lead product candidate paltusotine, which, where issued, are estimated to expire between 2039 and 2043, not including any available patent term adjustments or extensions.

We own multiple issued patents patent applications relating to our ACTH antagonist product candidate CRN04894. Issued patents covering the compound CRN04894 have been obtained in the United States and are estimated to expire in 2039, not including any available patent term adjustments or extensions. We own additional patent applications covering the lead product candidate CRN04894, which, where issued, are estimated to expire in 2042, not including any available patent term adjustments or extensions.

We own multiple patent applications relating to our SST5 product candidate CRN04777. Where issued, patents covering the compound CRN04777 are estimated to expire in 2040, not including any available patent term adjustments or extensions. We own additional patent applications covering the lead product candidate CRN04777, which, where issued, are estimated to expire in 2042, not including any available patent term adjustments or extensions.

We own a variety of other patents and patent applications related to various compounds, pharmaceutical compositions and methods of use. The issued patents, and any patents that may issue from the pending patent applications, are estimated to expire between 2036 and 2042, not including any available patent term adjustments or extensions.

We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology, which strengthen and maintain our proprietary position in the field of endocrinology. We own one registered trademark and two trademark registration applications filed at the USPTO, three trademark registration applications filed at the UK IPO, and three trademark registration applications filed at the European Union Intellectual Property Office (EUIPO). We also plan to rely on data exclusivities and market exclusivities, when available, to provide additional protection for our products.

Certain intellectual property rights, including for our lead programs, have been generated through the use of U.S. government funding provided from our Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health, and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980.

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

Commercialization

We intend to build the infrastructure to effectively support the commercialization of our product candidates, if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears imminent. The infrastructure for orphan products typically consists of medical liaisons and a targeted, specialty sales force that calls on a focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. One challenge unique to commercializing therapies for rare diseases is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations.

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

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. An independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at evaluating dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.
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
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the same drug as defined by the FDA or if a product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited development and review programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

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

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2022 and reduced to a 1% reduction from April 1, 2022 through June 30, 2022, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

U.S. healthcare fraud and abuse laws and compliance requirements

Federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, and transparency laws and regulations with respect to drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals.

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

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes certain requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare provider, health plans and healthcare clearinghouses, and their business associates who conduct certain activities involving protected health information on their behalf. In Europe, the General Data Protection Regulation, or the GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, from January 1, 2021, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

Employees and Human Capital Resources

As of March 25, 2022, we had 143 full-time employees, 40 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we rely on a number of consultants to assist us.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our website at www.crinetics.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2010, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering potential product candidates, and conducting preclinical studies and clinical trials. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, only three of our product candidates, paltusotine, CRN04777, and CRN04894 are in clinical development, while our other development programs remain in the preclinical or discovery stages. We have not yet demonstrated an ability to successfully complete any pivotal clinical trials beyond Phase 2, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2021, we had an accumulated deficit of $275.3 million. Our losses have primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved products.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of paltusotine, CRN04777, and CRN04894 and continue our research and development activities and conduct preclinical studies for our other development programs, and seek regulatory approval for our current product candidates and any future product candidates, including product candidates that we may develop for nonfunctional pituitary adenomas and polycystic kidney disease, among other indications. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and investment securities will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, such as our follow-on public offerings and private placements completed in 2020 and 2021, or other sources, including strategic collaborations. We do not currently have any active grants nor do we expect grant revenues to be a material source of future revenue. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2019 we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or the Sales Agents, under which we may, from time to time, sell up to $75.0 million of shares of our common stock through the Sales Agents. However, there can be no assurance that the Sales Agents will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agents at any time upon ten days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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
•
our ability to receive sales-based milestones under our collaboration and license agreements and other potential future similar arrangements;
•
costs associated with any products or technologies that we may in-license or acquire;
•
the funding of any co-development arrangements we enter into; and
•
our ability to participate in future equity offering by Radionetics, including our option to exercise our warrant for the purchase of Radionetics stock.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, such as our follow-on public offerings and private placements completed in 2020 and 2021, and under the Sales

Agreement, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

In addition, disruptions caused by the COVID-19 pandemic have and may continue to increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we currently are and may continue to do, for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries. For example, we had planned to conduct clinical trials at sites in Russia but paused activities at these sites prior to randomizing patients due to the escalating conflict in Ukraine and the imposition of sanctions against Russia. This could result in delays in our clinical trials. While we do not currently believe our clinical trial timelines are significantly impacted, we cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete clinical trials on schedule.

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

The COVID-19 pandemic, related variants and other epidemic diseases has had and could continue to adversely impact our business, including our drug manufacturing, nonclinical activities and clinical trials.

The COVID-19 pandemic continues to rapidly evolve. The pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the COVID-19 pandemic may impact our business, including our preclinical studies, planned clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, we are conducting business as usual, with necessary or advisable modifications to employee travel. However, we have experienced certain delays in our clinical trials, as we announced in March 2022 that we now expect the release of preliminary data from our ongoing Phase 1 study of CRN04894 to occur in the second quarter of 2022 due to the fact that some of the healthy volunteers contracted COVID-19 during a recent cohort of the multiple ascending dose portion of the study. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of its employees and other third parties with whom the Company does business. As the COVID-19 pandemic continues, we may continue to experience disruptions that could severely impact our business, drug manufacturing, nonclinical activities, and clinical trials, including:

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. For example, while we are conducting two Phase 3 clinical trials of paltusotine in distinct patient populations (patients who are on stable doses of SRL monotherapy and patients who are not being treated with pharmacotherapy), the FDA or comparable foreign regulatory authorities may require additional clinical trials or suggest changes to our planned clinical trials, prior to and in support of the approval of an NDA or equivalent foreign marketing application. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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

We have obtained orphan drug designation from the FDA for paltusotine for the treatment of acromegaly and have received orphan drug designation from the EMA for CRN04777 for the treatment of congenital HI. We also plan to seek orphan drug designations for certain of our other product candidates. However, we may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA's Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have obtained orphan drug designation for paltusotine in the United States for the treatment of acromegaly, and we intend to seek a similar orphan drug designation in the European Union. We have also obtained orphan drug designation for CRN04777 in Europe for the treatment of congenital HI. We also plan to seek orphan drug designations for certain of our other product candidates. There can be no assurance, however, that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

We conducted our initial Phase 1 clinical trials for paltusotine in Australia and we have conducted and plan to conduct additional clinical trials for paltusotine at centers outside of the United States. In addition, our Phase 1 clinical trial of CRN04777 is currently being conducted in Germany. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or a comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. If the FDA, U.K. Medicines and Healthcare products Regulatory Agency, or MHRA, or other foreign equivalents do not accept any data generated from other jurisdictions, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

Conducting trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

In particular, we had planned to conduct our PATHFINDR-1 and PATHFNDR-2 trials of paltusotine in acromegaly patients at sites in Russia, but have suspended our enrollment efforts for the foreseeable future at such sites. As a result of Russia’s invasion of Ukraine in February 2022, the United States and its European allies have imposed significant new sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia and elsewhere in the region may become restricted under applicable sanctions laws, which would require us to identify alternative trial sites, which may increase our development costs and delay the clinical development of our product candidates. All of the foregoing could impede the execution of our clinical development plans, which could materially harm our business.

In addition, effective January 31, 2020, the United Kingdom commenced an exit from the European Union, commonly referred to as “Brexit” and, following the expiration of the Brexit transitional period on December 31, 2020, operates under a distinct regulatory regime. European legislation, including on clinical trials (including the impending EU Clinical Trials Regulation, or EU CTR), is no longer directly applicable in the United Kingdom. Current United Kingdom rules on clinical trials are derived from existing European Union legislation (as implemented into United Kingdom law), however going forward there is a risk that United Kingdom rules will diverge from European Union laws. Although regulatory authorities in the United Kingdom have indicated in the Medicines and Medical Devices Bill that new United Kingdom rules will closely align with the European Union legislation, detailed proposals are yet to be published. In addition, already as a result of the United Kingdom ceasing to be part of the European Union, various benefits of membership no longer apply to the United Kingdom, such that, for example, United Kingdom sponsored trials that span several European countries now need to have an individual or organization in the European Union to act as a legal representative, or sponsor; it is unclear whether the United Kingdom will have access to European Union clinical trial databases such as the Clinical Trial Information System (the centralized EU Portal for clinical trial information storage); and additionally, new rules apply to the import of investigational medicinal products from the European Union and European Economic Area to the United Kingdom. As a result, Brexit may create additional administrative burdens including disruptions to and uncertainty surrounding our planned clinical trials and activities in the United Kingdom and the European Union, impacting relationships with our existing and prospective customers, partners, vendors and employees. Although the United Kingdom and European Union have now reached an agreement on their future trading relationship to be implemented in the EU-UK Trade and Cooperation Agreement from January 1, 2021, which includes zero tariffs on goods and provides for regulatory cooperation, the agreement does not cover all regulatory areas regarding supply of medicinal products, which will likely be subject to bilateral discussions going forward which could further change the relationship between the United Kingdom and the European Union in this regard. Changes impacting our ability to conduct business in the United Kingdom or other European Union countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may have a material adverse impact on our business, financial condition and prospects.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline or data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the interim, preliminary, or topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

We are dependent on an international third-party licensee for the development and commercialization of paltusotine in Japan, and may do so in other geographic regions. The failure of this and other third parties to meet their contractual, regulatory or other obligations could adversely affect our business.

We have entered into an exclusive license agreement with Sanwa that provides Sanwa with exclusive rights to the development and commercialization of paltusotine in Japan. As a result, we are dependent on Sanwa to achieve regulatory approval of paltusotine for marketing in Japan and for the commercialization of paltusotine, if approved. The timing and amount of any milestone and royalty payments we may receive under this agreement, as well as the commercial success of paltusotine in Japan, will depend on, among other things, the efforts, allocation of resources and successful commercialization of paltusotine by Sanwa. We also depend on Sanwa to comply with all applicable laws relative to the development and commercialization of our product in Japan. They may take actions or fail to take actions that result in safety issues with the licensed product in the licensed territory, and such safety issues could negatively impact the licensed product in countries outside of the licensed territory. We do not control the individual efforts of Sanwa and have limited ability to terminate these agreements or to have assigned assets returned to us if Sanwa does not perform as anticipated. The failure of Sanwa to devote sufficient time and effort to the development and commercialization of paltusotine; to meet its obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if Sanwa violates, or is alleged to have violated, any laws or regulations during the performance of its obligations for us, including with respect to safety, patient and data privacy, antitrust, and bribery and corruption, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences and liabilities. We may not be successful in enforcing the terms and conditions of our license agreement in court or via agreed upon dispute resolution mechanisms, and even if we were to prevail in any such dispute, the remedies may not be adequate to compensate us for the losses. Any termination, breach or expiration of any of this license agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive license fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of the applicable products and product candidates. Alternatively, we may attempt to identify and transact with a new assignee or licensee, but there can be no assurance that we would be able to identify a suitable partner or transact on terms that are favorable to us. In addition, we may enter into similar license agreements with additional third parties for paltusotine or our other product candidates in other geographic regions, and similar risks would be associated with any such similar arrangements.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Recordati Rare Diseases Inc.). Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In 2020, Chiasma, Inc. (Chiasma acquired by Amryt Pharma, Aug 2021) received marketing approval in the United States for an oral octreotide product, MYCAPSSA, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. In December 2021, the FDA approved a lanreotide injection biosimilar manufactured by Cipla Ltd. for the treatment of acromegaly and GEP-NETs. Other products in clinical development include new formulations of peptide somatostatin agonists or GH receptor antagonists. Other companies developing new pharmaceutical therapies for acromegaly include Camurus AB, Ionis Pharmaceuticals, Inc./Antisense Therapeutics Ltd., Aquestive Therapeutics, Inc., XERIS Pharmaceuticals, Amolyt Pharma and Rani Therapeutics, Inc.

Injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by TerSera Therapeutics, Inc.) is an orally administered add-on therapy. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor positive gastroenteropancreatic neuroendocrine tumors. Camurus, Amryt, POINT Biopharma Global Inc., and ITM Isotopen Technologien Munchen are currently engaged in Phase 3 trials of new compounds for use in the treatment of NETs and/or carcinoid syndrome symptoms. Other companies developing NETs therapeutics that target somatostatin receptors include, Ipsen, Oranomed/RadioMedix, Xencor, Tarveda Therapeutics, Advanced Accelerator Applications SA, ASCIL Biopharm, DexTech Medical, Aquestive Therapeutics Inc., Molecular Targeting Technologies Inc., Viewpoint Molecular Targeting LLC, Xeris Pharmaceuticals, and Immunwork Inc.

With respect to congenital HI, maintaining glucose levels through feeding or glucose infusions is the first step in managing the disease. Diazoxide (marketed by Teva Pharmaceuticals, Inc.) is the only approved therapy indicated for hyperinsulinemia. Octreotide (used off-label) is administered as subcutaneous injections in those who respond poorly to diazoxide. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, which can result in type I diabetes that must be managed for the remainder of the patient’s life. Ready-to-use glucagon analog products have also been approved and could be used to treat congenital HI if a patient experiences severe hypoglycemia and includes Zegalogue, which received approval in 2021 and is marketed by Zealand Pharma A/S, and Gvoke HypoPen which received approval in 2019 and is marketed by Xeris Pharmaceuticals, Inc,. Companies developing products for potential use in congenital HI include Rezolute, Inc., Hanmi Pharmaceuticals, Eiger Biopharmaceuticals, Inc., Sosei Heptares and AmideBio.

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

The number of patients suffering from the rare endocrine diseases that we target is small, and have not been established with precision. If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

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

As of March 25, 2022, we had 143 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal statute or specific intent to violate it in order to have committed a violation;
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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives.

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

Privacy and data security have become significant issues in the U.S., E.U. and in many other jurisdictions where we may in the future conduct our operations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. As we receive, collect, process, use and store personal and confidential data, we are or may be subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., HIPAA and CCPA (defined below), and, in the EU and the EEA, the GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, state laws govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

In the EEA, the GDPR imposes many requirements for controllers and processors of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals and a strong individual data rights regime, short timelines for data breach notifications, limitations on retention and secondary use of information, significant requirements pertaining to health data and pseudonymized (i.e., key-coded) data and obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EEA member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses, or SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/ or start taking enforcement action, we could suffer additional costs, complaints and/ or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Additionally, from 1 January 2021, we are subject to the GDPR and also the UK GDPR which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We may not realize any benefits from our relationship with Radionetics.

In conjunction with formation of Radionetics, we will initially retain a majority equity stake in Radionetics and have the potential to receive future sales milestones and royalties on net sales of any approved products subject and pursuant to the terms of our license agreement. However, Radionetics will need additional capital to advance its pipeline and our ownership interest may be diminished in connection with future capital raising. In addition, our ability to receive milestone or royalty payments from Radionetics will depend on Radionetics ability to advance its pipeline through clinical development, regulatory approval and ultimately commercial sales, all of which will take significant time, will be subject to inherent risks in drug development and may be impacted by changes in regulatory requirements, healthcare reform measures and competitive dynamics. Further, the Radionetics nonpeptide therapeutics platform technology targeting the delivery of therapeutic radioisotopes is novel and unproven and may never lead to approved products of commercial value. As a result, we and our stockholders may never realize future value from our equity interest in or license agreement or research collaboration with Radionetics.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our patents may be challenged in the courts or patent offices in the United States and abroad, and may be narrowed or invalidated as a result of challenges by third parties. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity or patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Some of our intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

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

Filing, prosecuting and defending patents in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our common stock began trading on the Nasdaq Global Select Market, or Nasdaq, in 2018, and we can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and is likely to be volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk factors” section and many others, including:

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
•
general economic, industry and market conditions or other events or factors, many of which are beyond our control, such as the COVID-19 pandemic and the military conflict between Russia and Ukraine;
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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 52% of our outstanding common stock as of March 25, 2022. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 4,022,131 shares of our outstanding common stock, or approximately 8% of our total outstanding common stock as of March 25, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income, if any, until such NOLs expire (if subject to expiration). As of December 31, 2021, we had federal, state and foreign NOLs of approximately $209.4 million, $216.0 million and $1.3 million, respectively. The federal NOLs generated in taxable years beginning after December 31, 2017 of $203.1 million will carry forward indefinitely, but can be used to offset up to 80% of taxable income in a given taxable year, while those NOLs generated in taxable years beginning prior to January 1, 2018 begin expiring in 2035, unless previously utilized, but are not subject to the 80% annual limitation on use. $0.2 million of the state loss carryforwards will carryforward indefinitely. The remaining state NOLs begin expiring in 2035, unless previously utilized. Our foreign NOLs do not expire. We also have federal and California R&D credit carryforwards totaling $6.3 million and $4.1 million, respectively. The federal credits will begin to expire in 2030, unless previously utilized, while the state credits do not expire. We also have federal Orphan Drug credit carryforwards totaling $5.7 million which will begin to expire in 2041 unless previously utilized.

Our NOLs and other tax attributes (including tax credits) are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Moreover, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs or tax credits to offset future taxable income or income tax liabilities, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-ownership change NOLs or tax credits if we undergo a such a future ownership change. Similar rules may apply under state or foreign tax laws. During 2020, we completed a study to assess whether any ownership changes within the meaning of Section 382 of the Code had occurred with respect to us for the time period prior to July 15, 2020. The study identified ownership changes during the fourth quarter of 2015, the first quarter of 2018 and the second quarter of 2020. These ownership changes have subjected, and will continue to subject, our NOLs and tax credits to an annual limitation on their utilization. However, our NOLs and tax credits are not expected to expire unused assuming we have taxable income or income tax liabilities in future periods. Although we do not expect these limitations to constrain utilization of our NOLs or tax credits, such limitations could result in the expiration of our NOLs or tax credits before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability. In addition, future changes in our stock ownership, many of which are outside of our control, could result in additional ownership changes and further annual limitations. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. For example, as a result of the military conflict between Russia and Ukraine, the United States and its European allies have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

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

The rules and regulations applicable to public companies have increased and may continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, in recent periods obtaining director and officer liability insurance has become more expensive, and we may be required to continue to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” unless we are no longer an accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have been required to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2021, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Changes in tax laws may impact our financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

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

Holders of Common Stock

As of March 25, 2022, there were 13 registered holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As of December 31, 2021, we have used all of the proceeds from our IPO for general corporate purposes, including the development of paltusotine as well as for the preclinical and clinical development of our other development programs. There was no material change in the use of such proceeds from that described in the prospectus for our IPO.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and neuroendocrine tumors, or NETs, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease, congenital adrenal hyperplasia, and Ectopic ACTH Syndrome. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and our Collaboration and License agreement with Radionetics, or the CLA, but do not have any products approved for sale and have not generated any product sales. We have funded our operations to date primarily through our grant revenues, the private placement of our preferred stock, and sales of our common stock. As of December 31, 2021, we had unrestricted cash, cash equivalents and investment securities of $333.7 million.

We have incurred cumulative net losses since our inception and, as of December 31, 2021, we had an accumulated deficit of $275.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Financial operations overview

Revenues

To date, all of our revenue has been derived from grant awards and licenses. We have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

License revenues

License revenues for 2021 were derived from the majority equity stake obtained in Radionetics pursuant to the CLA, under which Radionetics was granted an exclusive world-wide license to our radiotherapeutics technology platform and associated intellectual property for the development of radiotherapeutics and related radio-imaging agents.

Grant revenues

Grant revenues for 2020 and 2019 were derived from Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. There were no grant revenues in 2021. We do not currently have any active SBIR Grants nor do we expect grant revenues to be a material source of future funding.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three years ended December 31, 2021 related to the research and development of paltusotine. We deploy our personnel and facility related resources across all of our research and development activities.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those listed below. We base our estimates on historical experience, known trends and events, information received from third parties and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material differences between estimates and actual results for the years presented in the accompanying consolidated financial statements.

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

Stock-based compensation expense

Stock-based compensation expense represents the cost of the estimated grant date fair value of stock option awards and employee stock purchase plan rights amortized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock award grants using the Black-Scholes option pricing model and recognize forfeitures as they occur.

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

Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until sufficient historical information regarding the volatility of our common stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected term for employee stock purchase plan awards represents the term the awards are expected to be outstanding. The risk-free interest rates for periods within the expected life of the awards are based on the yields of zero-coupon U.S. treasury securities.

Equity Method Investment

We first analyze our investment in another entity to determine if the entity is a variable interest entity, or VIE, and if so, whether we are the primary beneficiary requiring consolidation. An entity is considered a VIE if (1) the entity does not have enough equity to finance its own activities without additional support, (2) the entity’s at-risk equity holders lack the characteristics of a controlling financial interest, or (3) the entity is structured with non-substantive voting rights. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that potentially could be significant to the VIE. Variable interests in a VIE can be contractual, ownership, or other financial interests. We re-assess our investment upon reconsideration events to determine whether we are the primary beneficiary of the VIE, in which case we would consolidate the VIE. If it has been determined that we are not the primary beneficiary or do not have control but do have the ability to exercise significant influence over the VIE, we account for the unconsolidated investment under the equity method of accounting.

Radionetics is considered to be a VIE due to its insufficient equity to finance its activities without additional subordinated financial support. We maintain an equity interest in Radionetics and account for our investment under the equity method of accounting as we are not the primary beneficiary of Radionetics but have the ability to exercise significant influence. The valuation method and primary inputs used in valuing the Radionetics investment are discussed below under Revenue Recognition. We record our share of Radionetics income (loss) outside of operations in the statements of operations and comprehensive loss on a quarterly lag. Since our investment in Radionetics was obtained on October 15, 2021, we will record its share of income (loss) beginning in the first quarter of 2022.

Valuation of Financial Instruments

Investment Securities

We hold investment securities that consist of highly liquid, investment grade debt securities. We determine the fair value of our investment securities based upon one or more valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

Derivative Asset

Derivatives are recorded at fair value and changes in fair value are recorded through the statements of operations and comprehensive loss each period. We have a single derivative instrument, a warrant from Radionetics, or the Radionetics Warrant, to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow us to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. We record the Radionetics Warrant as long-term on the balance sheets due to the lack of marketability, such that it is not expected to be available for current operations. Changes in fair value of the Radionetics Warrant are recognized in other income (expense) in the accompanying consolidated statements of operations and comprehensive loss.

The valuation method and primary inputs used in valuing the Radionetics Warrant are discussed below under revenue recognition. Such valuation is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs). There were no material changes in the inputs or total the valuation of the Radionetics Warrant between October 15, 2021 (date of the warrant) and December 31, 2021.

Revenue Recognition

We have generated revenue from the CLA, as well as from grants from government agencies. We have recognized revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. To determine revenue recognition for arrangements, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

We consider a variety of factors in determining the appropriate estimates and assumptions under the arrangements, such as whether the elements are distinct performance obligations, whether there are observable stand-alone prices, and whether the license is functional or symbolic. We evaluate each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.

Collaboration and License Agreement

We have entered into the CLA, which includes the following: (i) upfront noncash considerations; (ii) payments associated with achieving certain milestones; and (iii) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, we analyze each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.

Under the CLA, we will not be supporting or maintaining the intellectual property and do not plan on continuing to undertake those activities from which the utility of the intellectual property is derived. The collaborative provisions per the CLA are deemed to be protective measures for the advancement of the technology and not deemed to be a separate performance obligation. Our performance obligation under the CLA consisted of the license and know-how of the technology.

The upfront noncash considerations consist of the initial common stock investment in Radionetics and the Radionetics Warrant and are fixed considerations for functional intellectual property as it exists at a point in time, being the time that the CLA was executed. Revenues for sales-based royalties and milestones are recognized at the later of the subsequent sale or satisfaction of the performance obligation.

We engaged a third-party valuation specialist to determine the estimated fair value of these upfront noncash considerations received. The valuation specialist utilized a cost approach to determine the implied value of Radionetics' equity since it was newly formed with early development stage technology from the CLA for which there are not reliable long-term forecasts. Next, the total equity value was allocated to various share classes using the current value method and option pricing method. The current value method allocates the value of the business to the shareholders' given consideration of senior obligations such as debt, equity certificates and other preferred equity. The option pricing method entails allocating the total shareholders’ equity value to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class.

Estimating the fair value of the Radionetics common stock and Radionetics Warrant is affected by assumptions regarding a number of complex variables, including the expected term for a liquidity event, the risk-free interest rate and stock price volatility. Changes in the assumptions can materially affect the value of license revenues, initial investment in Radionetics, and the Radionetics Warrant. These inputs are subjective and generally require significant analysis and judgment to develop.

We estimated the expected term based on the expected time to a liquidity event. The risk-free interest rate was based on the yields of zero-coupon U.S. treasury securities. Volatility was estimated based upon an analysis of historical equity and asset volatilities of companies deemed comparable to Radionetics. The valuation amounts were adjusted by a discount for lack of marketability to account for the lack of liquidity an owner of the interest would experience for common stock in an early-stage company.

Grant Revenue Recognition

Our grant revenues are derived from SBIR Grants. Our performance obligation under SBIR Grants consists of research activities and we recognize SBIR Grants revenue over time as reimbursable grant costs are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020.

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,		Dollar
	2021	2020	Change
Revenues:
License revenues	$1,078	$—	$1,078
Grant revenues	—	71	(71)
Total revenues	1,078	71	1,007
Operating expenses:
Research and development	84,255	56,998	27,257
General and administrative	24,525	18,026	6,499
Total operating expenses	108,780	75,024	33,756
Loss from operations	(107,702)	(74,953)	(32,749)
Other income (expense), net	61	1,141	(1,080)
Net loss	$(107,641)	$(73,812)	$(33,829)

License Revenues. License revenues relate to upfront noncash considerations and totaled $1.1 million for the year ended December 31, 2021. Our license revenue is associated with the CLA, which was entered into during the fourth quarter of 2021. There were no license revenues during the year ended December 31, 2020.

Grant revenues. Grant revenues relate to reimbursable expenses incurred in connection with our SBIR Grants and totaled $71,000 for the year ended December 31, 2020. Our 2020 revenues were primarily associated with research activities for one SBIR Grant, which was completed during the first quarter of 2020. There were no grant revenues during the year ended December 31, 2021. We do not expect grant revenues to be significant in future periods.

Research and development expenses. Research and development expenses were $84.3 million and $57.0 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to increased spending on manufacturing and development activities of $13.5 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical research programs. Additionally, our 2021 results reflect an increase in costs of $12.3 million primarily due to the hiring of additional personnel (which includes $4.4 million of additional stock-based compensation), expenditures for consulting and outside services of $0.8 million and other corporate expenditures of $0.4 million.

General and administrative expenses. General and administrative expenses were $24.5 million and $18.0 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to increases in personnel-related costs of $4.5 million (which includes $2.5 million of additional stock-based compensation) and spending on recruiting, consulting and professional services and pre-commercialization activities of $2.1 million.

Other income (expense). Other income (expense), net was $0.1 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively. The decrease resulted from the impact of foreign currency fluctuations and a reduction of the income generated by our investment securities portfolio due to declining market yields available for such securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $275.3 million and unrestricted cash, cash equivalents and investment securities of $333.7 million.

The following table provides information regarding our cash flows for each of the years in the two-year period ended December 31, 2021 (in thousands):

	Years ended December 31,
	2021	2020
Net cash used in operating activities	$(88,588)	$(62,027)
Net cash (used in) provided by investing activities	(56,483)	217
Net cash provided by financing activities	252,679	114,571
Net change in cash, cash equivalents and restricted cash	$107,608	$52,761

Comparison of the years ended December 31, 2021 and 2020

Operating Activities. Net cash used in operating activities was $88.6 million and $62.0 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash used in operations was primarily attributable to development and manufacturing activities associated with paltusotine as well as our other clinical and preclinical programs, and higher personnel-related costs. The net cash used in operating activities during the year ended December 31, 2021 was primarily due to our net loss of $107.6 million, adjusted for $18.0 million of noncash charges, including stock-based compensation, depreciation expense, noncash license revenues, and a $1.1 million change in our operating assets and liabilities. The net cash used in operating activities during the year ended December 31, 2020 was primarily due to our net loss of $73.8 million adjusted for $11.4 million of noncash charges, including stock-based compensation and depreciation expense and a $0.4 million change in our operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in net cash outflows of approximately $56.5 million and net cash inflows of approximately $0.2 million during 2021 and 2020, respectively.

Financing activities. Net cash provided by financing activities was $252.7 million and $114.6 million for the years ended December 31, 2021 and 2020, respectively. The net cash provided by financing activities during 2021 was primarily the result of the net proceeds of $234.6 million from the sale of shares of common stock in our follow-on public offerings in April 2021 and October 2021, as well as $15.0 million from the sale of shares through our Private Placement, as defined below, in July 2021 and $3.1 million from the exercise of common stock options. The net cash provided by financing activities during 2020 was primarily the result of the net proceeds of $107.9 million from the sale of shares of common stock in our public offering in April 2020, as well as $6.4 million from the sale of shares in our ATM Offering, as defined below, and $0.3 million from the exercise of common stock options.

Liquidity and Capital Resources

At December 31, 2021, we had unrestricted cash, cash equivalents and investment securities of $333.7 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
the funding of any co-development arrangements we enter into; and
•
our ability to participate in future equity offering by Radionetics, including our option to exercise our warrant for the purchase of Radionetics stock.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 19, 2019 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. No shares were issued under the ATM Offering during the year ended December 31, 2021.

On April 17, 2020, we completed a public offering of 8,222,500 shares of our common stock at a public offering price of $14.00 per share. We received proceeds of approximately $107.9 million from that offering, net of offering discounts and commissions and offering costs of $7.3 million.

On April 12, 2021, we completed an underwritten follow-on offering of 4,562,044 shares of our common stock at a price to the public of $16.44 per share. Proceeds from the offering were approximately $72.6 million, net of underwriting discounts and commissions and offering costs of $2.4 million.

On July 28, 2021, we entered into a stock purchase agreement for the private placement of 851,306 shares of our common stock at a price of $17.62 per share, or the Private Placement, which shares were issued on July 30, 2021. The Private Placement yielded net proceeds of $15.0 million.

on August 10, 2021, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights, and the resale of up to 851,306 shares by the investor who purchased shares in the Private Placement. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

On October 21, 2021, we completed an underwritten follow-on offering of 8,712,400 shares of our common stock at a price to the public of $19.80 per share. Proceeds from the offering were approximately $162.0 million, net of underwriting discounts and commissions and offering costs of $10.5 million.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and comprehensive loss and totaled approximately $107,000 and $160,000 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Information required by Item 201(d) of Regulation S-K will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information” and is incorporated herein by reference.

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

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crinetics Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 30, 2022

CRINETICS PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$200,695	$93,087
Investment securities	133,012	77,793
Prepaid expenses and other current assets	11,013	6,612
Total current assets	344,720	177,492
Property and equipment, net	2,825	3,181
Operating lease right-of-use asset	1,892	2,232
Derivative asset	68	—
Investment in Radionetics	1,010	—
Restricted cash	500	500
Other assets	—	40
Total assets	$351,015	$183,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,468	$5,588
Accrued compensation and related expenses	6,588	4,066
Other current liabilities	939	835
Total current liabilities	15,995	10,489
Operating lease liability, non-current	3,074	4,014
Unvested stock liability	2	23
Total liabilities	19,071	14,526
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized, no shares issued or outstanding at December 31, 2021 or 2020	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized, 47,598 and 47,597 shares issued and outstanding at December 31, 2021; 33,017 and 33,001 shares issued and outstanding at December 31, 2020	607,581	336,508
Accumulated other comprehensive (loss) income	(382)	25
Accumulated deficit	(275,255)	(167,614)
Total stockholders’ equity	331,944	168,919
Total liabilities and stockholders’ equity	$351,015	$183,445

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenues:
License revenues	$1,078	$—	$—
Grant revenues	—	71	1,193
Total revenues	1,078	71	1,193
Operating expenses:
Research and development	84,255	56,998	41,506
General and administrative	24,525	18,026	13,519
Total operating expenses	108,780	75,024	55,025
Loss from operations	(107,702)	(74,953)	(53,832)
Other income (expense):
Interest income	157	991	3,460
Other income (expense), net	(96)	150	(50)
Total other income, net	61	1,141	3,410
Net loss	(107,641)	(73,812)	(50,422)
Net loss per share:
Net loss per share - basic and diluted	$(2.80)	$(2.42)	$(2.09)
Weighted average shares - basic and diluted	38,436	30,448	24,175
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(407)	(123)	87
Comprehensive loss	$(108,048)	$(73,935)	$(50,335)

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock	Common Stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at January 1, 2019	24,061	$203,544	$61	$(43,380)	$160,225
Vesting of shares subject to repurchase	63	94	—	—	94
Exercise of stock options	90	126	—	—	126
Stock issued under Stock Purchase Plan	49	735	—	—	735
Stock-based compensation	—	6,294	—	—	6,294
Comprehensive income	—	—	87	—	87
Net loss	—	—	—	(50,422)	(50,422)
Balance at December 31, 2019	24,263	210,793	148	(93,802)	117,139
Issuance of common stock, net of transaction costs	8,499	114,283	—	—	114,283
Vesting of shares subject to repurchase	17	26	—	—	26
Exercise of stock options	171	288	—	—	288
Stock issued under Stock Purchase Plan	51	691	—	—	691
Stock-based compensation	—	10,427	—	—	10,427
Comprehensive loss	—	—	(123)	—	(123)
Net loss	—	—	—	(73,812)	(73,812)
Balance at December 31, 2020	33,001	336,508	25	(167,614)	168,919
Issuance of common stock, net of transaction costs	14,126	249,542	—	—	249,542
Vesting of shares subject to repurchase	15	21	—	—	21
Exercise of stock options	364	3,137	—	—	3,137
Stock issued under Stock Purchase Plan	91	1,021	—	—	1,021
Stock-based compensation	—	17,352	—	—	17,352
Comprehensive loss	—	—	(407)	—	(407)
Net loss	—	—	—	(107,641)	(107,641)
Balance at December 31, 2021	47,597	$607,581	$(382)	$(275,255)	$331,944

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(107,641)	$(73,812)	$(50,422)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	17,352	10,427	6,294
Depreciation and amortization	922	948	887
Noncash lease expense	340	278	226
Accretion of purchase discounts and amortization of premiums on investment securities, net	422	(227)	(1,229)
Noncash license revenues	(1,078)	—	—
Other, net	(1)	(17)	(4)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(4,361)	(1,623)	(2,221)
Accounts payable and accrued expenses, compensation and related expenses	6,293	2,723	696
Operating lease liability	(836)	(724)	(608)
Net cash used in operating activities	(88,588)	(62,027)	(46,381)
Investing activities:
Purchases of investment securities	(125,404)	(135,592)	(108,136)
Maturities of investment securities	69,357	135,995	150,295
Purchases of property and equipment	(436)	(186)	(492)
Net cash (used in) provided by investing activities	(56,483)	217	41,667
Financing activities:
Proceeds from issuance of common stock, net of $13.0 million (2021) and $7.5 million (2020) transaction costs	249,542	114,283	—
Proceeds from exercise of stock options	3,137	288	126
Repurchase of unvested shares	—	—	(59)
Net cash provided by financing activities	252,679	114,571	67
Net change in cash, cash equivalents and restricted cash	107,608	52,761	(4,647)
Cash, cash equivalents and restricted cash - beginning of period	93,587	40,826	45,473
Cash, cash equivalents and restricted cash - end of period	$201,195	$93,587	$40,826
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$200,695	$93,087	$40,326
Restricted cash	500	500	500
Cash, cash equivalents and restricted cash at end of period	$201,195	$93,587	$40,826
Non-cash activity:
Investment in Radionetics	$1,010	$—	$—
Derivative asset	$68	$—	$—
Stock issued under Stock Purchase Plan	$1,021	$691	$735
Amounts accrued for purchases of property and equipment	$130	$6	$112
Change in unvested stock liability	$21	$26	$94

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

Principles of Consolidation and Foreign Currency Transactions

The consolidated financial statements include the accounts of the Company and CAPL. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of both the Company and CAPL is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), in the accompanying consolidated statements of operations and comprehensive loss and were not material for all periods presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $275.3 million as of December 31, 2021.

As of December 31, 2021, the Company had $333.7 million in unrestricted cash, cash equivalents and investment securities. To date, the Company has been funded primarily through equity offerings. On August 13, 2019, the Company entered into a sales agreement whereby the Company may offer and sell shares of its common stock from time to time up to $75.0 million through the sales agents (the “ATM Offering”). As of December 31, 2021, 275,764 shares had been sold through the ATM Offering, for net proceeds of $6.4 million, after deducting commissions of $0.2 million, (see Note 9).

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

COVID-19

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company's clinical trials, employees and vendors. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, the Company is conducting business as usual, with necessary or advisable modifications to employee travel. The Company will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business. While the pandemic has not yet had a material effect on the Company’s financial results, the degree to which COVID-19, including the impact of new variants of the virus that causes COVID-19, may impact the Company's future financial condition or results of operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accrual of research and development expenses, valuation of stock-based awards, fair values of financial instruments, revenue recognition and equity method investment. Estimates are based on historical experiences or on forecasts, including information received from third parties and various other factors that the Company believes are reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Equity Method Investment

The Company first analyzes its investment in another entity to determine if the entity is a variable interest entity (“VIE”) and if so, whether the Company is the primary beneficiary requiring consolidation. An entity is considered a VIE if (1) the entity does not have enough equity to finance its own activities without additional support, (2) the entity’s at-risk equity holders lack the characteristics of a controlling financial interest, or (3) the entity is structured with non-substantive voting rights. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that potentially could be significant to the VIE. Variable interests in a VIE can be contractual, ownership, or other financial interests. The Company re-assesses its investment upon reconsideration events to determine whether the Company is the primary beneficiary of the VIE, in which case the Company would consolidate the VIE.

If it has been determined that the Company is not the primary beneficiary or does not have control but does have the ability to exercise significant influence over the VIE, the Company accounts for the unconsolidated investment under the equity method of accounting.

As discussed in Note 8, in October 2021, the Company, together with 5AM Ventures ("5AM") and Frazier Healthcare Partners ("Frazier"), announced the formation of Radionetics Oncology, Inc. ("Radionetics"). Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. Radionetics is considered to be a VIE. The Company maintains an equity interest in Radionetics and accounts for its investment in Radionetics under the equity method of accounting. The Company records its share of Radionetics income (loss) outside of operations in the statements of operations and comprehensive loss on a quarterly lag. Since the Company’s investment in Radionetics was obtained on October 15, 2021, the Company will record its share of income (loss) beginning in the first quarter of 2022.

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

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The carrying amounts of the Company’s current financial assets, restricted cash and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company recorded the derivative asset (see Note 8) and investment securities (see Note 3) at fair value.

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

Realized gains and losses on investment securities are derived using the specific identification method for determining the cost of securities sold and are included in other income (expenses), net in the accompanying consolidated statements of operations and comprehensive loss. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. As all the Company’s investment holdings are in the form of debt securities, unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive income. Investment securities are evaluated periodically for impairment. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned and is included in interest income in the accompanying consolidated statements of operations and comprehensive loss, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.

Derivative Asset

Derivatives are recorded at fair value and changes in fair value are recorded through the statements of operations and comprehensive loss each period. The Company has a single derivative instrument, a warrant ("Radionetics Warrant") received on October 15, 2021, to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would all the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The Company records the Radionetics Warrant as long-term on the balance sheets due to the lack of marketability, such that it is not expected to be available for current operations. Changes in fair value of the Radionetics Warrant are recognized in other income (expense) in the accompanying consolidated statements of operations and comprehensive loss.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease right-of-use assets, other current liabilities and noncurrent operating lease liabilities in the consolidated balance sheets. The Company accounts for each separate lease and non-lease component as a single lease component. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements may contain variable costs such as common area maintenance, insurance, taxes or other costs. Such variable lease costs are expensed as incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Factors considered in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. If such assets are considered impaired, the impairment loss recognized is measured as the excess of the carrying value of the impaired asset over its fair value, determined based on future cash flows or appraised values, depending on the nature of the asset. The Company has not recognized any impairment losses in any of the periods presented in these consolidated financial statements.

Revenue Recognition

The Company has generated revenue from a collaboration and license agreement with a partner, as well as from grants from government agencies. The Company recognizes revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. To determine revenue recognition for arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

The Company considers a variety of factors in determining the appropriate estimates and assumptions under the arrangements, such as whether the elements are distinct performance obligations, whether there are observable stand-alone prices, and whether the license is functional or symbolic. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.

Collaboration and License Agreement

The Company has entered into a collaboration and license agreement ("CLA") with a partner that mainly includes the following: (i) upfront noncash considerations; (ii) payments associated with achieving certain milestones; and (iii) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company analyzes each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.

The Company's performance obligation under the CLA consisted of the license and know-how of the technology. The upfront noncash considerations are fixed considerations for functional intellectual property as it exists at a point in time, being the time that the CLA was executed. Revenues for sales-based royalties and milestones are recognized at the later of the subsequent sale or satisfaction of the performance obligation.

Grant Revenue Recognition

The Company’s grant revenues are derived from Small Business Innovation Research Grants (“SBIR Grants”) from the National Institutes of Health. The Company's performance obligation under SBIR Grants consists of research activities and the Company recognizes SBIR Grant revenue over time as reimbursable grant costs are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations and comprehensive loss. Earnings in excess of billings are included as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation for individuals involved in R&D efforts, as well as consulting expenses, third-party R&D expenses, laboratory supplies, clinical materials and overhead, including facilities and depreciation costs, offset by the Australian Tax Incentive discussed below. R&D expenses are charged to expense as incurred. Payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received and are recorded as prepaid expenses and other current assets. Costs incurred under contracts with contract research organizations that conduct and manage the Company’s clinical trials are also included in research and development expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities. Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts that the Company is obligated to pay under its clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its accruals accordingly on a prospective basis. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Accrued R&D expenses totaled $4.2 million and $2.1 million as of December 31, 2021 and 2020, respectively, and are a component of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Australian Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $0.3 million, $0.6 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Patent Costs

All costs incurred for the filing of patent applications are recorded as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss when incurred, as the recoverability of these expenses is uncertain.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded during the three years ended December 31, 2021.

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss and the unrealized gains or losses on the Company’s available for sale investment securities for all periods presented. The cumulative amount of unrealized gains and losses is reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheets as accumulated other comprehensive income (loss). There are no tax effects for the years ended December 31, 2021, 2020 and 2019.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock. Dilutive common stock equivalents are comprised of common stock subject to repurchase, and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities on loss per share would be antidilutive.

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Common stock options	6,554	4,422	3,127
Unvested common stock subject to repurchase	1	16	33
Total	6,555	4,438	3,160

Recently Adopted Accounting Pronouncements

ASU 2020-01

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU") 2020-01, Investments-Equity Securities ("Topic 321"), Investments-Equity Method and Joint Ventures ("Topic 323"), and Derivatives and Hedging ("Topic 815"), - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"), which addresses the accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; and (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The provisions of this guidance are to be applied prospectively upon their effective date. ASU 2020-01 was effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption was permitted, but required simultaneous adoption of all provisions of this guidance. The Company adopted this guidance as of January 1, 2021, which did not result in a material impact on its consolidated financial statements and related disclosures.

ASU 2020-06

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. The Company adopted ASU 2020-06 as of January 1, 2021 using the modified-retrospective approach, which did not have an impact on its consolidated financial statements.

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

ASU 2021-04

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share ("Topic 260"), Debt-Modifications and Extinguishments ("Subtopic 470-50"), Compensation-Stock Compensation ("Topic 718"), and Derivatives and Hedging-Contracts in Entity’s Own Equity ("Subtopic 815-40"): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2021-04 may have on its consolidated financial statements and related disclosures.

3. INVESTMENT SECURITIES

Available-for-sale investment securities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$54,637	$—	$(180)	$54,457
Certificates of deposit	5,735	1	(4)	5,732
Corporate debt securities	70,600	6	(204)	70,402
Asset-backed securities	2,421	—	—	2,421
Total	$133,393	$7	$(388)	$133,012

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$74,222	$6	$(5)	74,223
Certificates of deposit	2,161	14	—	2,175
Corporate debt securities	1,385	10	—	1,395
Total	$77,768	$30	$(5)	$77,793

As of December 31, 2021 and 2020, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$31,101	$31,078	$59,472	$59,487
Due after one year through five years	102,292	101,934	18,296	18,306
Total	$133,393	$133,012	$77,768	$77,793

The Company reviewed its investment holdings as of December 31, 2021 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $2,000, $26,000 and $7,000, respectively, of realized net gains in the accompanying statements of operations and comprehensive loss.

4. FAIR VALUE MEASUREMENTS

Investment Securities

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

Derivative Asset

On October 15, 2021, the Company received the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would all the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The valuation method and primary inputs used in valuing the Radionetics Warrant are discussed in Note 8. Such valuation is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs). There were no material changes in the inputs or total the valuation of the Radionetics Warrant between October 15, 2021 and December 31, 2021.

Financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$44,984	$9,473	$—	$54,457
Certificates of deposit	—	5,732	—	5,732
Corporate debt securities	—	70,402	—	70,402
Asset-backed securities	—	2,421		2,421
Total Investment securities	44,984	88,028	—	133,012
Derivative Assets:
Radionetics Warrant	—	—	68	68
Total assets measured at fair value	$44,984	$88,028	$68	$133,080

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$60,222	$14,001	$—	$74,223
Certificates of deposit	—	2,175	—	2,175
Corporate debt securities	—	1,395	—	1,395
Total assets measured at fair value	$60,222	$17,571	$—	$77,793

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2021 and 2020.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid research and development costs	$7,184	$3,062
Australian tax incentive receivable	977	1,720
Prepaid insurance	888	693
Interest receivable	499	113
Due from Radionetics (Note 8)	553	—
Other	912	1,024
Total	$11,013	$6,612

Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$3,516	$3,494
Lab equipment	1,889	1,551
Office equipment	859	653
Computers and software	41	41
Property and equipment at cost	6,305	5,739
Less accumulated depreciation and amortization	3,480	2,558
Total	$2,825	$3,181

Depreciation and amortization expense was $0.9 million for each of the years ended December 31, 2021, 2020 and 2019.

6. OPERATING LEASE

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

As of December 31, 2021, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2022	$1,208
2023	1,244
2024	1,280
2025	871
Total future minimum lease payments	4,603
Less imputed interest	(590)
Total operating lease liability	4,013
Less operating lease liability, current	(939)
Operating lease liability, non-current	$3,074

Lease cost is recorded on a straight-line basis over the term of the Company’s facility lease. Rent expense was $1.0 million for each of the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, the Company’s operating lease weighted average remaining term was 3.6 and 4.6 years, respectively. As of December 31, 2021 and 2020, the Company’s weighted-average discount rate was 8%.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $1.2 million, $1.1 million, and $1.1 million during each of the years ended years ended December 31, 2021, 2020 and 2019.

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

8. RADIONETICS ONCOLOGY, INC.

Formation

In October 2021, the Company, together with 5AM and Frazier, announced the formation of Radionetics Oncology, Inc. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications.

Collaboration and License Agreement

The Company and Radionetics entered into the CLA under which the Company granted to Radionetics an exclusive world-wide license to its radiotherapeutics technology platform and associated intellectual property for use in developing radiotherapeutics and related radio-imaging agents, including exclusive rights to the underlying intellectual property on certain preclinical drug candidates. Under the CLA, the Company will not be supporting or maintaining the intellectual property and does not plan on continuing to undertake those activities from which the utility of the intellectual property is derived. The collaborative provisions per the CLA are deemed to be protective measures for the advancement of the technology and not deemed to be a separate performance obligation. The performance obligation under the CLA consisted of the license and know-how of the technology that was transferred at the inception of the CLA. The CLA is effective until the earlier of the fifth anniversary of signing the CLA or a change in control of either the Company or Radionetics.

In exchange, the Company received 50,500,000 shares of common stock of Radionetics, which represents an initial majority stake in Radionetics of 64%, and the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The exercise price of the Radionetics Warrant is $0.00001 and it is exercisable at any time and has a term of 10 years.

These upfront noncash considerations were valued at $1.1 million, which were comprised of $1.0 million for the Company's share of Radionetics common stock and $0.1 million for the Radionetics Warrant. The CLA is for functional intellectual property which was transferred at the inception of the CLA. The Company does not have an ongoing performance obligation to support or maintain the licensed intellectual property under the CLA. During the year ended December 31, 2021, the entire amount of the upfront noncash consideration of $1.1 million was recognized as license revenue in the accompanying consolidated statements of operations and comprehensive loss upon the Company's transfer of the license under the CLA.

In addition, the Company may receive potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. The Company may also pay Radionetics potential royalties on certain net sales. Sales-based milestones and royalties are recognized at the later of when the subsequent sale or usage occurs or the performance obligation for which some or all of the sales-based milestones and royalties have been allocated to has been satisfied or partially satisfied. As there have been no sales to date, no sales-based milestones or royalties were recognized during the year ended December 31, 2021.

Valuation of Upfront Noncash Considerations

The Company engaged a third-party valuation specialist to determine the estimated fair value of these upfront noncash considerations received. The valuation specialist utilized a cost approach to determine the implied value of Radionetics’ equity since it was newly formed with early development stage technology from the CLA for which there are not reliable long-term forecasts. Next, the total equity value was allocated to various share classes using the current value method and option pricing method. The current value method allocates the value of the business to the shareholders' given consideration of senior obligations such as debt, equity certificates and other preferred equity. The option pricing method entails allocating the total shareholders’ equity value to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class.

The primary inputs used in valuing the Radionetics common stock and the Radionetics Warrant, were as follows:

Derivative Asset	October 15, 2021 and December 31, 2021
Expected term	3.0 years
Expected volatility	111.4%
Risk free interest rate	0.7%
Marketability discount	30.0%

The Company estimated the expected term based on the expected time to a liquidity event. The risk-free interest rate was based on the yields of zero-coupon U.S. treasury securities. Volatility was estimated based upon an analysis of historical equity and asset volatilities of companies deemed comparable to Radionetics. The valuation amounts were adjusted by a discount for lack of marketability to account for the lack of liquidity an owner of the interest would experience for common stock in an early-stage company. The estimated value for the common stock of Radionetics and the Radionetics Warrant was $0.02 per share as of October 15, 2021 and December 31, 2021.

Investment in Radionetics

The Company applied the VIE model to its variable interests in Radionetics and concluded Radionetics is a VIE due to its insufficient equity to finance its activities without additional subordinated financial support.

The Company then evaluated whether it is the primary beneficiary of Radionetics by identifying Radionetics’ key activities: (1) research and development activities, (2) financing decisions, and (3) determining the strategic direction of Radionetics. Power over research and development activities are made by unanimous vote by members of the research and development committee, in which no party has power. Power for financing decisions and setting strategic direction rests with the Radionetics’ board of directors, and no party was determined to be in control since the Radionetics board of directors is comprised of 4 members for which Crinetics, 5AM and Frazier are entitled to appoint (and replace, as needed) their board designee while the fourth independent member must be mutually agreed to by all three investors. Radionetics’ management is entirely separate from the Company and is determined by Radionetics’ board of directors. As the Company does not control any of Radionetics' key activities, it is not the primary beneficiary of the VIE and does not consolidate Radionetics.

The Company accounted for its investment in Radionetics under the equity method of accounting due to its ability to exercise significant influence through its board seat and involvement in R&D activities, among other factors. The Company’s initial investment in Radionetics was recorded at the fair value of common stock received in the amount of $1.0 million.

The Company's maximum exposure to loss of Radionetics is limited to carrying value of its equity method investment in Radionetics and the Radionetics Warrant. The Company has no obligation to fund the operations of Radionetics and has not provided significant explicit or implicit support to Radionetics that was not contractually required. The financial statements of Radionetics are not received sufficiently timely for the Company to record its portion of earnings or loss in the current consolidated financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

Other Radionetics Transactions

During the year ended December 31, 2021, Radionetics completed a $30.0 million convertible notes financing with 5AM and Frazier as the sole participants.

R. Scott Struthers, Ph.D. the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors.

As of December 31, 2021, The Company had approximately $0.6 million due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying balance sheets. The Company has evaluated these reimbursements and concluded that these reimbursements are not performance obligations for which the Company is acting as the principal and therefore these amounts have been included within operating expenses in the accompanying statements of operations and comprehensive income.

9. STOCKHOLDERS’ EQUITY

Stock Offerings

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

On July 28, 2021, the Company entered into a stock purchase agreement for the private placement of 851,306 shares of its common stock at a price of $17.62 per share (the “Private Placement”), which shares were issued on July 30, 2021. Proceeds from the offering were approximately $15.0 million.

On October 21, 2021, the Company completed an underwritten follow-on offering of 8,712,400 shares of its common stock at a price to the public of $19.80 per share. Proceeds from the offering were approximately $162.0 million, net of underwriting discounts and commissions and offering costs of $10.5 million. The shares were registered pursuant to the Company’s 2021 Shelf Registration Statement discussed below.

Shelf Registration Statements and ATM Offering

On August 13, 2019, the Company filed a registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units. The Registration Statement became effective on August 29, 2019.

On August 13, 2019, the Company also entered into the Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $75.0 million. The Shelf Registration Statement included a prospectus covering the offering, issuance, and sale of up to $75.0 million of Company common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement.

During the year ended December 31, 2020, the Company sold a total of 275,764 shares of common stock pursuant to its ATM Offering for net proceeds of $6.4 million, after deducting commissions of $0.2 million. The Company did not issue any additional shares of common stock in the ATM Offering during the year ended December 31, 2021.

On August 10, 2021, the Company filed a registration statement on Form S-3 (the “2021 Shelf Registration Statement”), which became immediately effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units and the resale of up to 851,306 shares by the accredited investor who purchased shares in the Private Placement.

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. No awards were granted under the 2021 Inducement Plan during the year ended December 31, 2021.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2021, an aggregate of 1,121,703 shares of common stock were available for issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2022, an additional 2,379,911 shares became available for future issuance under the 2018 Plan.

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

Certain awards issued under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of December 31, 2021, 1,228 unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The consolidated balance sheet reflects an unvested stock liability of $2,000 and $23,000 as of December 31, 2021 and 2020, respectively.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of December 31, 2021, an aggregate of 853,108 shares of common stock were available for issuance under the ESPP.

The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2022, an additional 475,982 shares became available for future issuance under the ESPP.

Stock Option Activity

Activity under the Company’s stock option plans during the year ended December 31, 2021 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2020	4,421,533	$14.42
Granted	2,889,000	$18.09
Exercised	(364,273)	$8.61
Forfeited and expired	(392,666)	$19.24
Balance at December 31, 2021	6,553,594	$16.07	8.1	$80,906
Vested and expected to vest at December 31, 2021	6,553,594	$16.07	8.1	$80,906
Exercisable at December 31, 2021	2,989,994	$13.28	7.1	$45,283

Aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2021 and the exercise price of stock options that had strike prices below the closing price.

The total intrinsic value of options exercised during 2021, 2020 and 2019 was $5.1 million, $2.5 million and $2.0 million, respectively.

Fair Value of Stock Awards

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

	Year ended December 31,
Stock Option Awards	2021	2020	2019
Expected term	6.0 years	6.0 years	5.9 years
Expected volatility	86%	78%	78%
Risk free interest rate	1.0%	0.8%	2.3%
Expected dividend yield	—%	—%	—%

	Year ended December 31,
ESPP	2021	2020	2019
Expected term	1.6 years	1.4 years	1.8 years
Expected volatility	91%	84%	65%
Risk free interest rate	0.3%	0.2%	2.2%
Expected dividend yield	—%	—%	—%

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected term - the expected term for options represents the period that options are expected to be outstanding and has been estimated using the simplified method, which is an average of the contractual option term and its vesting period; the expected term for ESPP represents the term the awards are expected to be outstanding; (ii) Expected volatility - the expected volatility assumption is based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid dividends and has no present intention to do so in the future.

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2021, 2020 and 2019 was $13.02, $12.83 and $16.35 per share, respectively. The weighted-average fair value of awards under the ESPP during the years ended December 31, 2021, 2020 and 2019 was $12.52, $8.07 and $10.59 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Included in research and development	$9,654	$5,218	$3,190
Included in general and administrative	7,698	5,209	3,104
Total stock-based compensation expense	$17,352	$10,427	$6,294

Unrecognized stock-based compensation cost related to option awards was $43.4 million as of December 31, 2021, which is expected to be recognized over a remaining weighted-average period of approximately 2.0 years. Unrecognized stock-based compensation cost related to stock purchase rights under the Company’s ESPP was $1.9 million as of December 31, 2021, which is expected to be recognized over a remaining weighted-average period of approximately 1.5 years.

11. INCOME TAXES

The Company is subject to taxation in the United States, various state jurisdictions and Australia; however, as it has operated at a loss since inception, it has not paid income taxes in any of the jurisdictions in which it has operated. At

December 31, 2021, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $209.4 million, $216.0 million and $1.3 million, respectively. The federal loss carryforwards generated after 2017 of $203.1 million will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2035, unless previously utilized. $0.2 million of the state loss carryforwards will carryforward indefinitely. The remaining state loss carryforwards begin expiring in 2035, unless previously utilized. The Company’s foreign loss carryforwards do not expire. The Company also has federal and California R&D credit carryforwards totaling $6.3 million and $4.1 million, respectively. The federal credits begin to expire in 2030, unless previously utilized, while the state credits do not expire. The Company also has federal Orphan Drug credit carryforwards totaling $5.7 million which will begin to expire in 2041 unless previously utilized.

The Company’s NOL and credit carryforwards to offset future taxable income may be subject to a substantial annual limitation upon future utilization as a result of ownership changes that could occur in the future pursuant to Internal Revenue Code Sections 382 and 383. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized to offset future taxable income and income tax, respectively. In general, an “ownership change” as defined by the tax code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. During 2020, the Company completed a study to assess whether an ownership change within the meaning of Section 382 had occurred for the time period prior to July 15, 2020. The study identified several such ownership changes during the study period, which resulted in limitations on the annual utilization of the Company’s NOL and credit carryforwards, or the “Tax Attribute” carryforwards; however, the study findings also indicated that none of the Company’s Tax Attribute carryforwards generated during the study period would expire solely as a result of annual limitations on the utilization of such Tax Attribute carryforwards. Future ownership changes could still occur which might place further limits on the Company’s ability to utilize its Tax Attribute carryforwards.

The Company’s federal income tax returns from 2018 forward, state income tax returns from 2017 forward, and its Australian tax returns beginning in 2019 are subject to examination by tax authorities; however, the Company’s Tax Attribute carryforwards generated in closed years are also subject to examination and remeasurement. No such audits are underway.

Deferred tax assets and liabilities

Net deferred tax assets are comprised of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$59,453	$33,994
Capitalized research expenses	3,598	4,231
R&D and other tax credits	12,930	6,881
Stock-based compensation	5,899	3,233
Lease liability	1,125	1,358
Accrued expenses and other, net	3,309	1,932
Total deferred tax assets	86,314	51,629
Deferred tax liabilities:
Right-of use asset	(531)	(625)
Equity method investment	(302)	—
Other deferred tax liabilities	—	(132)
Net of deferred tax assets and liabilities	85,481	50,872
Less: valuation allowance	(85,481)	(50,872)
Net deferred tax assets	$—	$—

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

Income tax benefit

For the three years in the period ended December 31, 2021, domestic and foreign pre-tax loss were (in thousands):

	Year ended December 31,
	2021	2020	2019
Loss before income taxes - Domestic	$(107,723)	$(71,769)	$(48,643)
Loss before income taxes - Foreign	82	(2,043)	(1,779)
Loss before income taxes - Consolidated	$(107,641)	$(73,812)	$(50,422)

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations for the three years in the period ended December 31, 2021 is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Expected income tax benefit at federal statutory rate	$(22,605)	$(15,417)	$(10,589)
State income tax benefit, net of federal benefit	(7,083)	(4,886)	(3,431)
Tax effect of
Change in valuation allowance	34,495	22,242	16,064
R&D credit	(7,117)	(2,597)	(2,485)
Stock-based compensation	1,196	539	226
Australian tax incentive	27	215	307
Other	1,087	(96)	(92)
Provision for income taxes	$—	$—	$—

Changes to the Company’s unrecognized tax benefits are summarized in the following table (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$1,092	$886	$344
Increase (decrease) for prior year tax positions	(34)	(163)	70
Increase (decrease) for current year tax positions	495	369	472
Ending balance	$1,553	$1,092	$886

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would not have any effect on the Company’s effective tax rate. The Company does not foresee any material changes to its unrecognized tax benefits within the next twelve months. There have been no decreases in unrecognized tax benefits due to settlements or expiration of statute of limitations for the assessment of taxes during the years ended December 31, 2021, 2020 and 2019.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our income tax provision for the year ended December 31, 2021 and 2020.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiary because the Parent entity would not be required to include the distribution into income as the amount would be tax free.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

12. EMPLOYEE SAVINGS PLAN

The Company has a defined contribution 401(k) benefit plan (the “401(k) Plan”) for all eligible employees, effective May 1, 2016. The plan permits participants to contribute up to the amount allowable under federal limits of annual pre-tax compensation to the 401(k) Plan. Effective in 2021, discretionary matching contributions to the 401(k) Plan are permitted in an amount equal to 50% of the first 6% of the employee’s taxable income up to a maximum of $3,000 per year. The Company accrued approximately $0.3 million for matching contributions for the year ended December 31, 2021.

13. SUBSEQUENT EVENTS

On February 25, 2022, the Company and Sanwa Kagaku Kenkyusho Co., Ltd. ("Sanwa"), entered into a license agreement (the “Sanwa License Agreement”) whereby the Company granted Sanwa an exclusive license to develop and commercialize paltusotine in Japan.

Under the terms of the Sanwa License Agreement, the Company received a $13.0 million nonrefundable, upfront payment and will be eligible to receive up to an additional $25.5 million in milestone payments related to the achievement of certain development, regulatory and commercial goals. In addition, upon market approval of paltusotine in Japan, the Company will be eligible to receive certain sales-based royalties. Sanwa will assume all costs associated with clinical trials and regulatory applications associated with these processes. Further, the Company retains all rights to develop and commercialize the product outside Japan.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	7/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	4/14/2020	3.1
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	7/09/2018	4.1
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, by and among the Registrant and certain of its stockholders	S-1	6/22/2018	4.2
4.3	Description of Registered Securities	10-K	3/30/2021	4.3
10.1#	Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1/A	7/09/2018	10.1
10.2#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1	6/22/2018	10.2
10.3#	Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.3
10.4#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.4
10.5#	Form of restricted stock unit agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan				X
10.6#	Crinetics Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan and offering document thereunder	S-1/A	7/09/2018	10.5
10.7#	Amended and Restated Employment Agreement, effective as of May 25, 2018, by and between R. Scott Struthers and the Registrant	S-1	6/22/2018	10.6
10.8#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Marc J.S. Wilson and the Registrant	S-1	6/22/2018	10.7
10.9#	Employment Agreement, effective as of June 15, 2018, by and between Alan Krasner, M.D. and the Registrant	S-1/A	7/09/2018	10.8
10.10#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Ajay Madan and the Registrant	10-Q	8/07/2020	10.1
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/09/2018	10.9
10.12#	Lease Agreement, dated as of February 21, 2018, by and between 6262 Lusk Investors LLC and the Registrant, as amended	S-1	6/22/2018	10.9
10.13#	Amended and Restated Non-Employee Director Compensation Program	10-Q	5/06/2021	10.1
10.14	Sales Agreement, dated August 13, 2019, among the Company, SVB Leerink LLC and Cantor Fitzgerald & Co.	S-3	8/13/2019	1.2
10.15	Stock Purchase Agreement, dated July 28, 2021, by and among the Company and the Purchaser named therein	8-K	7/29/2021	99.1
10.16	Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan and Form of Stock Option Agreement thereunder	8-K	12/23/2021	10.1
10.17	Form of restricted stock unit agreement under Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan				X

10.18	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Stephen Betz and the Registrant				X
10.19	Employment Agreement, effective as of September 13, 2021, by and between Jeff Knight and the Registrant				X
10.20	Employment Agreement, effective as of February 16, 2022, by and between James Hassard and the Registrant				X
21.1	List of Subsidiaries of the Registrant	S-1	6/22/2018	21.1
23.1	Consent of BDO USA, LLP, independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	INLINE XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags				X
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				X
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Crinetics Pharmaceuticals, Inc.

Date: March 30, 2022	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Scott Struthers, Ph.D.	President, Chief Executive Officer and Director	March 30, 2022
R. Scott Struthers, Ph.D.	(principal executive officer)

/s/ Marc J.S. Wilson	Chief Financial Officer	March 30, 2022
Marc J.S. Wilson	(principal financial and accounting officer)

/s/ Wendell Wierenga, Ph.D.	Chairman of the Board of Directors	March 30, 2022
Wendell Wierenga, Ph.D.

/s/ Camille Bedrosian, M.D.	Director	March 30, 2022
Camille Bedrosian, M.D.

/s/ Caren Deardorf	Director	March 30, 2022
Caren Deardorf

/s/ Matthew K. Fust	Director	March 30, 2022
Matthew K. Fust

/s/ Weston Nichols, Ph.D.	Director	March 30, 2022
Weston Nichols, Ph.D.

/s/ Stephanie Okey	Director	March 30, 2022
Stephanie Okey

/s/ Rogério Vivaldi Coelho, M.D.	Director	March 30, 2022
Rogério Vivaldi Coelho, M.D.