Form 10-Q
period 2022-03-31
Crinetics Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 53,505,809 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145,548	$200,695
Investment securities	174,177	133,012
Prepaid expenses and other current assets	8,524	11,013
Total current assets	328,249	344,720
Property and equipment, net	2,672	2,825
Operating lease right-of-use asset	1,797	1,892
Derivative asset	68	68
Investment in Radionetics	—	1,010
Restricted cash	500	500
Total assets	$333,286	$351,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,134	$8,468
Accrued compensation and related expenses	4,452	6,588
Deferred revenue	2,706	—
Other current liabilities	965	939
Total current liabilities	20,257	15,995
Operating lease liability, non-current	2,822	3,074
Deferred revenue, non-current	7,163	—
Unvested stock liability	—	2
Total liabilities	30,242	19,071
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at March 31, 2022 or at December 31, 2021	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 47,801 shares issued and outstanding at March 31, 2022; 47,598 shares issued and 47,597 shares outstanding at December 31, 2021	615,118	607,581
Accumulated other comprehensive income	(2,192)	(382)
Accumulated deficit	(309,882)	(275,255)
Total stockholders’ equity	303,044	331,944
Total liabilities and stockholders’ equity	$333,286	$351,015

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
License revenues	$3,131	$—
Operating expenses:
Research and development	28,252	17,584
General and administrative	8,706	5,334
Total operating expenses	36,958	22,918
Loss from operations	(33,827)	(22,918)
Other income (expense):
Interest income	193	30
Other income (expense), net	17	(13)
Total other income (expense), net	210	17
Loss before equity method investment	(33,617)	(22,901)
Loss on equity method investment	(1,010)	—
Net loss	(34,627)	(22,901)
Net loss per share:
Net loss per share - basic and diluted	$(0.73)	$(0.69)
Weighted average shares - basic and diluted	47,712	33,012
Other comprehensive income (loss):
Unrealized loss on investment securities	(1,810)	(6)
Comprehensive loss	$(36,437)	$(22,907)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at January 1, 2022	47,597	$607,581	$(382)	$(275,255)	$331,944
Vesting of shares subject to repurchase	1	2	—	—	2
Exercise of stock options	203	1,780	—	—	1,780
Stock-based compensation	—	5,755	—	—	5,755
Comprehensive loss	—	—	(1,810)	—	(1,810)
Net loss	—	—	—	(34,627)	(34,627)
Balance at March 31, 2022	47,801	$615,118	$(2,192)	$(309,882)	$303,044

Balance at January 1, 2021	33,001	$336,508	$25	$(167,614)	$168,919
Vesting of shares subject to repurchase	3	5	—	—	5
Exercise of stock options	13	57	—	—	57
Stock-based compensation	—	3,406	—	—	3,406
Comprehensive loss	—	—	(6)	—	(6)
Net loss	—	—	—	(22,901)	(22,901)
Balance at March 31, 2021	33,017	$339,976	$19	$(190,515)	$149,480

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Operating activities:
Net loss	$(34,627)	$(22,901)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	5,755	3,406
Depreciation and amortization	240	224
Noncash lease expense	95	80
Accretion of purchase discounts and amortization of premiums on investment securities, net	322	83
Loss on equity method investment	1,010	—
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	2,489	(487)
Accounts payable and accrued expenses	1,530	(271)
Deferred revenue	9,869	—
Operating lease liability	(226)	(201)
Net cash used in operating activities	(13,543)	(20,067)
Investing activities:
Purchases of investment securities	(55,017)	(2,535)
Maturities of investment securities	11,720	35,153
Purchases of property and equipment	(87)	(116)
Net cash (used in) provided by investing activities	(43,384)	32,502
Financing activities:
Proceeds from exercise of stock options	1,780	57
Net cash provided by financing activities	1,780	57
Net change in cash, cash equivalents and restricted cash	(55,147)	12,492
Cash, cash equivalents and restricted cash at beginning of period	201,195	93,587
Cash, cash equivalents and restricted cash at end of period	$146,048	$106,079
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$145,548	$105,579
Restricted cash	500	500
Cash, cash equivalents and restricted cash at end of period	$146,048	$106,079
Noncash investing and financing activities:
Change in unvested stock liability	$2	$5
Amounts accrued for purchases of property and equipment	$—	$21

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $309.9 million as of March 31, 2022.

As of March 31, 2022, the Company had $319.7 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months. The Company also raised an additional $117.3 million through an underwritten follow-on offering of 5,625,563 shares of its common stock in April 2022 (see Note 11).

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

COVID-19

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration of the pandemic and the impact on the Company's clinical trials, employees and vendors. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, the Company is conducting business as usual, with necessary or advisable modifications to employee travel. The Company will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business. While the pandemic has not yet had a material effect on the Company’s financial results, the degree to which COVID-19, including the impact of new variants of the virus that causes COVID-19, may impact the Company's future financial condition or results of operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrual of research and development expenses, valuation of stock-based awards, fair values of financial instruments, revenue recognition and equity method investment. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

As discussed in Note 8, in October 2021, the Company, together with 5AM Ventures ("5AM") and Frazier Healthcare Partners ("Frazier"), announced the formation of Radionetics Oncology, Inc. ("Radionetics"). Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. Radionetics is considered to be a VIE. The Company maintains an equity interest in Radionetics and accounts for its investment in Radionetics under the equity method of accounting. The Company records its share of Radionetics income (loss) outside of operations in the statements of operations and comprehensive loss on a quarterly lag. Since the Company’s investment in Radionetics was obtained on October 15, 2021, the Company recorded its share of income (loss) beginning in the first quarter of 2022. As of March 31, 2022, the Company's equity method investment in Radionetics was written down to zero.

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

Derivative Asset

Derivatives are recorded at fair value and changes in fair value are recorded through the statements of operations and comprehensive loss each period. The Company has a single derivative instrument, a warrant ("Radionetics Warrant") received on October 15, 2021, to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The Company records the Radionetics Warrant as long-term on the balance sheets due to the lack of marketability, such that it is not expected to be available for current operations. Changes in fair value of the Radionetics Warrant are recognized in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease right-of-use assets, other current liabilities and noncurrent operating lease liabilities in the condensed consolidated balance sheets. The Company accounts for each separate lease and non-lease component as a single lease component. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements may contain variable costs such as common area maintenance, insurance, taxes or other costs. Such variable lease costs are expensed as incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Revenue Recognition

The Company has generated revenue from licensing arrangements. The Company recognizes revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. To determine revenue recognition for arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

The Company has entered into licensing and collaboration agreements that mainly include the following: (i) upfront considerations; (ii) payments associated with achieving certain milestones; and (iii) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company analyzes each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.

The Company considers a variety of factors in determining the appropriate estimates and assumptions under the arrangements, such as whether the elements are distinct performance obligations, whether there are observable standalone prices, and whether the license is functional or symbolic. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.

At the inception of arrangements that include variable consideration, the Company uses judgment to estimate the amount of variable consideration to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within the Company's or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, the Company re-evaluates estimated variable consideration included in the transaction price and any related constraint and, as necessary, adjusts the estimate of the overall transaction price. Any adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

The Company develops estimates of the standalone selling price for each distinct performance obligation. Variable consideration that relates specifically to efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative standalone selling price, over which management has applied significant judgment. The Company develops assumptions under the adjusted market based approach that require judgment to determine the standalone selling price for license-related performance obligations, which may include forecasted revenues, development timelines, discount rates and probabilities of success. the Company estimates the standalone selling price for the data exchange performance obligation (see Note 8) by forecasting the expected costs of satisfying a performance obligation plus a predetermined margin.

In the case of a license that is a distinct performance obligation, the Company recognizes revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, the Company uses judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. The Company has used the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as the Company incurs costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which is considered an input method. The Company uses judgment to estimate the total cost of these over time performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. The Company evaluates these cost estimates and the progress each reporting period and, as necessary, the Company adjusts the measure of progress and related revenue recognition.

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

Accrued R&D expenses were $7.4 million at March 31, 2022 and $4.2 million at December 31, 2021 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The Company recognized a reduction to R&D expense of $146,000 and $55,000 for the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense represents the estimated grant date fair value of the Company’s equity awards, consisting of stock options, restricted stock units and shares issued under the Company’s Employee Stock Purchase Plan, recognized over the requisite service period of such awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of all stock option grants using the Black-Scholes option pricing model and recognizes forfeitures as they occur. Restricted stock units are valued using the grant date stock price. For stock awards for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	As of March 31, 2022
	2022	2021
Common stock awards	8,279	5,996
Unvested common stock subject to repurchase	—	12
Total	8,279	6,008

Recently Adopted Accounting Pronouncements

ASU 2021-04

In May 2021, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2021-04, Earnings Per Share ("Topic 260"), Debt-Modifications and Extinguishments ("Subtopic 470-50"), Compensation-Stock Compensation ("Topic 718"), and Derivatives and Hedging-Contracts in Entity’s Own Equity ("Subtopic 815-40"): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants)

that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 as of January 1, 2022, which did not have an impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), subsequently amended by various standard updates. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$99,095	$—	$(971)	$98,124
Certificates of deposit	4,507	—	(42)	4,465
Corporate debt securities	70,355	—	(1,172)	69,183
Asset-backed securities	2,412	—	(7)	2,405
Total	$176,369	$—	$(2,192)	$174,177

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$54,637	$—	$(180)	$54,457
Certificates of deposit	5,735	1	(4)	5,732
Corporate debt securities	70,600	6	(204)	70,402
Asset-backed securities	2,421	—	—	2,421
Total	$133,393	$7	$(388)	$133,012

As of March 31, 2022 and December 31, 2021, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$90,230	$89,810	$31,101	$31,078
Due after one year through five years	86,139	84,367	102,292	101,934
Total	$176,369	$174,177	$133,393	$133,012

The Company reviewed its investment holdings as of March 31, 2022 and December 31, 2021 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Derivative Asset

On October 15, 2021, the Company received the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would all the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The valuation method and primary inputs used in valuing the Radionetics Warrant are discussed in Note 8. Such valuation is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs). There were no material changes in the inputs or total the valuation of the Radionetics Warrant between October 15, 2021 and subsequent reporting periods.

Financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$86,840	$11,284	$—	$98,124
Certificates of deposit	—	4,465	—	4,465
Corporate debt securities	—	69,183	—	69,183
Asset-backed securities	—	2,405	—	2,405
Total Investment securities	86,840	87,337	—	174,177
Derivative Assets:
Radionetics Warrant	—	—	68	68
Total assets measured at fair value	$86,840	$87,337	$68	$174,245

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$44,984	$9,473	$—	$54,457
Certificates of deposit	—	5,732	—	5,732
Corporate debt securities	—	70,402	—	70,402
Asset-backed securities	—	2,421		2,421
Total Investment securities	44,984	88,028	—	133,012
Derivative Assets:
Radionetics Warrant	—	—	68	68
Total assets measured at fair value	$44,984	$88,028	$68	$133,080

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2022 or year ended December 31, 2021.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development costs	$4,843	$7,184
Australian tax incentive receivable	410	977
Prepaid insurance	519	888
Interest receivable	516	499
Due from Radionetics (Note 8)	619	553
Other	1,617	912
Total	$8,524	$11,013

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$3,516	$3,516
Lab equipment	1,977	1,889
Office equipment	859	859
Computers and software	41	41
Property and equipment at cost	6,393	6,305
Less accumulated depreciation and amortization	3,721	3,480
Total	$2,672	$2,825

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

As of March 31, 2022, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2022 (9 months)	$909
2023	1,244
2024	1,280
2025	871
Total future minimum lease payments	4,304
Less imputed interest	(517)
Total operating lease liability	3,787
Less operating lease liability, current	(965)
Operating lease liability, non-current	$2,822

Lease cost is recorded on a straight-line basis over the term of the Company’s facility lease. Rent expense was $0.3 million for each of the three-month periods ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company’s operating lease weighted average remaining term was 3.3 and 3.6 years, respectively. As of March 31, 2022 and December 31, 2021, the Company’s weighted-average discount rate was 8%.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million during each of the three-month periods ended March 31, 2022 and 2021.

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

8. LICENSE AGREEMENTS

Radionetics Oncology, Inc.

Formation

In October 2021, the Company, together with 5AM and Frazier, announced the formation of Radionetics. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications.

Collaboration and License Agreement

The Company and Radionetics entered into the collaboration and license agreement ("CLA"), under which the Company granted to Radionetics an exclusive world-wide license to its radiotherapeutics technology platform and associated intellectual property for use in developing radiotherapeutics and related radio-imaging agents, including exclusive rights to the underlying intellectual property on certain preclinical drug candidates. Under the CLA, the Company will not be supporting or maintaining the intellectual property and does not plan on continuing to undertake those activities from which the utility of the intellectual property is derived. The collaborative provisions per the CLA are deemed to be protective measures for the advancement of the technology and not deemed to be a separate performance obligation. The Company assessed the CLA and concluded that Radionetics is a customer within the CLA. The performance obligation under the CLA consisted of the license and know-how of the technology that was transferred at the inception of the CLA.

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

These upfront noncash considerations were valued at $1.1 million, which were comprised of $1.0 million for the Company's share of Radionetics common stock and $0.1 million for the Radionetics Warrant. The CLA is for functional intellectual property which was transferred at the inception of the CLA. The Company does not have an ongoing performance obligation to support or maintain the licensed intellectual property under the CLA. In October 2021, the entire amount of the upfront noncash consideration of $1.1 million was recognized as license revenue upon the Company's transfer of the license under the CLA.

In addition to the upfront non-cash considerations, the Company may receive potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. As there have been no sales to date, no sales-based milestones or royalties were recognized to date.

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

The Company's maximum exposure to loss of Radionetics is limited to carrying value of its equity method investment in Radionetics and the Radionetics Warrant. The Company has no obligation to fund the operations of Radionetics and has not provided significant explicit or implicit support to Radionetics that was not contractually required. The financial statements of Radionetics are not received sufficiently timely for the Company to record its portion of earnings or loss in the current condensed consolidated financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag. The Company accounted for its share in

Radionetics' loss as of December 31, 2021 during the three months ended March 31, 2022. The Company's investment in Radionetics was written down to zero during the three months ended March 31, 2022 as a result of the allocation of the Company’s share of losses of the investee.

Other Radionetics Transactions

During the year ended December 31, 2021, Radionetics completed a $30.0 million convertible notes financing with 5AM and Frazier as the sole participants.

R. Scott Struthers, Ph.D. the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers received 1,000,000 shares of restricted common stock of Radionetics, which vest ratably over 36 months, subject to continued service, and receives a $50,000 annual retainer for his service as a board member of Radionetics.

As of March 31, 2022 and December 31, 2021, the Company had approximately $0.6 million due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company has evaluated these reimbursements and concluded that these reimbursements are not performance obligations for which the Company is acting as the principal and therefore these amounts have been included within operating expenses in the accompanying statements of operations and comprehensive income in the period incurred.

Sanwa Kagaku Kenkyusho Co., Ltd

On February 25, 2022, the Company and Sanwa Kagaku Kenkyusho Co., Ltd. ("Sanwa"), entered into a license agreement (the “Sanwa License”) whereby the Company granted Sanwa an exclusive license to develop and commercialize paltusotine in Japan.

Under the Sanwa License, Sanwa has the right to receive data obtained by the Company through certain paltusotine studies. The Company assessed the Sanwa License and concluded that Sanwa is a customer within the agreement. Under the Sanwa License, the Company will not be supporting or maintaining the intellectual property and does not plan on continuing to undertake those activities from which the utility of the intellectual property is derived. Sanwa will assume all costs associated with clinical trials and regulatory applications associated with these processes in Japan. Further, the Company retains all rights to develop and commercialize the product outside Japan. The Company also granted Sanwa the right to purchase supply of paltusotine for clinical and commercial requirements at cost plus a pre-negotiated percentage which was considered to be a market rate and therefore not a material right. No supply purchases were made by Sanwa from the Company during the period ended March 31, 2022.

The Company determined that its performance obligations comprised the license and data exchange. Certain professional services, such as the Company's participation on committees, were deemed to be immaterial to the context of the contract.

In exchange, the Company received a $13.0 million nonrefundable, upfront payment and will be eligible to receive up to an additional $25.5 million in milestone payments related to the achievement of certain development, regulatory and commercial goals. In addition, upon market approval of paltusotine in Japan, the Company will be eligible to receive certain sales-based royalties. The Company determined that the transaction price amounted to the upfront payment of $13.0 million. As there have been no sales to date, no sales-based milestones or royalties were recognized to date. Further, using the most-likely-method, the developmental milestone payments were considered fully constrained.

The control of the license was transferred to Sanwa at the inception of the contract as the Sanwa License is for functional intellectual property and the Company does not have an ongoing performance obligation to support or maintain the licensed intellectual property. Revenue allocated to the data exchange obligation is recognized over time using the cost-to-cost measure as this method represents a faithful depiction of progress toward the ongoing paltusotine studies in the U.S. and related data transfer. Revenue is recognized on a gross basis as the Company is the principal.

During the three months ended March 31, 2022, $3.1 million of the $13 million upfront payment was recognized as license revenues in the accompanying condensed consolidated statements of operations and comprehensive loss and $9.9 million is included as deferred revenues in the accompanying condensed consolidated balance sheets. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company. Of the $3.1 million license revenues recognized during the three months ended March 31, 2022, $1.5 million is related to the transfer of the license at the inception of the Sanwa License, with the remaining $1.6 million related to the data exchange performance obligation completed as of March 31, 2022.

9. STOCKHOLDERS’ EQUITY

Stock Offerings

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

Shelf Registration Statement and ATM Offerings

On August 13, 2019, the Company filed a registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units. The Registration Statement became effective on August 29, 2019.

On August 13, 2019, the Company also entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $75.0 million through the Sales Agents (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement.

To date, the Company has issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company has not issued any additional shares of common stock in the ATM Offering since the first quarter of 2020.

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

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. As of March 31, 2022, 1,083,500 shares were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. On February 28, 2022, the Company granted restricted stock units under the 2018 Plan to employees. Shares will vest 25% each year with the first 25% considered vested as of March 15, 2023, provided that the employee is in the employment of the Company on such vesting date. As of March 31, 2022, 1,989,166 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of March 31, 2022, there were no unvested shares issued under early-exercise provisions subject to repurchase by the Company.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2022, an aggregate of 1,329,090 shares of common stock were available for issuance under the ESPP.

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

The Company's offering period begins in May and November of each year and therefore no new offering periods began during the three months ended March 31, 2022.

Stock Awards

Stock Options

The Company’s stock option activity during the three months ended March 31, 2022 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2021	6,553,594	$16.07
Granted	1,650,529	$20.14
Exercised	(203,047)	$8.77
Forfeited and expired	(25,650)	$15.90
Balance at March 31, 2022	7,975,426	$17.10	8.3	$43,369
Vested and expected to vest at March 31, 2022	7,975,426	$17.10	8.3	$43,369
Exercisable at March 31, 2022	3,159,840	$13.85	6.9	$27,723

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 was $2.2 million.

Restricted Stock Units

The Company’s restricted stock unit activity during the three months ended March 31, 2022 was as follows:

		Weighted-	Aggregate
	Restricted Stock	Average	Fair
	Units	Grant Date	Value
	Outstanding	Fair Value	(000’s)
Balance at December 31, 2021	—	—
Granted	306,194	$20.02
Vested	—	—
Forfeited	(2,125)	$20.02
Balance at March 31, 2022	304,069	$20.02	$6,087
Vested and expected to vest at March 31, 2022	304,069	$20.02	$6,087
Exercisable at March 31, 2022	—	—	—

Fair Value of Stock Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans:

Stock Option Awards	2022	2021
Expected option term	6.0 years	6.0 years
Expected volatility	88%	87%
Risk free interest rate	1.8%	0.9%
Expected dividend yield	—%	—%

The weighted-average fair value of stock options awarded during the three months ended March 31, 2022 and 2021 was $14.77 and $11.01 per share, respectively.

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

Restricted stock units are valued using the grant date stock price.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Included in research and development	$3,191	$1,813
Included in general and administrative	2,564	1,593
Total stock-based compensation expense	$5,755	$3,406

As of March 31, 2022, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $62.3 million, $6.0 million and $1.9 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years, 4.0 years and 1.4 years, respectively.

11. SUBSEQUENT EVENT

On April 18, 2022, the Company completed an underwritten follow-on offering of 5,625,563 shares of its common stock at a price to the public of $22.22 per share. Net proceeds from the offering were approximately $117.3 million, after underwriting discounts and commissions and estimated offering costs of approximately $7.7 million. The shares were registered pursuant to the Company’s 2021 Shelf Registration Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have assembled a seasoned team with extensive expertise in drug discovery and development in endocrine GPCRs and have built a highly productive drug discovery organization. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and neuroendocrine tumors, or NETs, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease and congenital adrenal hyperplasia, or CAH. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. Approximately 26,000 people in the United States suffer from acromegaly, and depending on surgical success, many are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 171,000 adults in the United States. Of these, approximately 19%, or 33,000 patients, have carcinoid syndrome, which occurs when the tumors secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. While still an orphan disease, NETs are the second most common gastrointestinal malignancy after colon cancer. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients as detailed in National Comprehensive Cancer Network (NCCN) guidelines. In 2021, somatostatin peptide drugs accounted for approximately $3.1 billion in global sales for the treatment of acromegaly, NETs and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly.

We are currently conducting a Phase 3 development program for paltusotine in acromegaly which consists of two placebo-controlled clinical trials. The first of these, the PATHFNDR-1 trial, is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). If successful, we believe the PATHFNDR-1 study could support registration of paltusotine for acromegaly patients switching from other therapies. We are also conducting a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels. We believe that, if successful, the results from the PATHFNDR-2 trial could support a more expansive registration of paltusotine for untreated acromegaly patients who require pharmacotherapy. The primary endpoint of both PATHFNDR studies will be the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. We expect topline data from both studies in 2023. We believe that, if successful, the two trials could support registration of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies.

We are also conducting a Phase 2 trial with paltusotine in patients with NETs complicated by carcinoid syndrome.

In February 2022, we entered into a license agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, pursuant to which Sanwa has the exclusive right to develop and commercialize paltusotine in Japan, or the Sanwa License.

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital hyperinsulinism, or HI. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. We have completed a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study was designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We announced positive topline data from the single ascending dose, or SAD, cohorts in September 2021 and announced positive topline data from the multiple ascending dose, or MAD, cohorts in March 2022. We believe CRN04777 demonstrated pharmacologic proof-of-concept, based on potent suppression of stimulated insulin observed in these subjects. The plasma exposure of CRN04777 suggested the drug was well absorbed with a half-life of approximately 40 hours, which we believe supports the potential for once daily administration in patients. All adverse events were considered mild or moderate and there were no serious adverse events. CRN04777 was well tolerated at single and multiple doses from 0.5 mg up to 120 mg and exhibited dose-proportional pharmacokinetics for the same dose range. A dose-dependent reduction in glucose-induced insulin secretion was demonstrated with an intravenous glucose tolerance test in the SAD cohorts and a dose-dependent reversal of sulfonylurea-induced insulin secretion was seen in both the SAD and MAD cohorts. The sulfonylurea-induced insulin secretion model represents a pharmacologic analog of the hyperinsulinism that the patients experience. We are preparing for regulatory interactions to discuss the design of the Phase 2 clinical study we plan to initiate in the second half of 2022.

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

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease and CAH. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. We are currently conducting a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study is designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In August 2021, we announced positive topline data from the SAD cohorts of the Phase 1 study. CRN04894 was well tolerated and demonstrated dose-dependent increases in

CRN04894 plasma concentrations as well as reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events reported through the SAD cohorts were considered mild and there were no serious adverse events. The MAD portion of the Phase 1 study is ongoing and topline data are expected in the second quarter of 2022. If these data are positive, we plan to prepare for regulatory interactions to discuss the design of the clinical studies we plan to initiate in the second half of 2022.

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

Radionetics Oncology, Inc.

On October 18, 2021, we, together with 5AM Ventures and Frazier Healthcare Partners, announced the formation of Radionetics Oncology, Inc., or Radionetics. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, granting Radionetics an exclusive world-wide license to our technology for the development of radiotherapeutics and related radio-imaging agents in exchange for a majority equity stake in Radionetics, a warrant to obtain additional shares of common stock of Radionetics, potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales.

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where to next deploy our drug discovery efforts. We plan to continue our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including nonfunctional pituitary adenomas and polycystic kidney disease, among other indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. Other than the Sanwa License with respect to the exclusive right to develop and commercialize paltusotine in Japan and the Radionetics License with respect to the exclusive right to our radiotherapeutics technology, we have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations.

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

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of preferred stock, and sales of our common stock. As of March 31, 2022, we had unrestricted cash, cash equivalents, and investment securities of $319.7 million. On April 18, 2022, we completed a public offering of 5,625,563 shares of common stock at a price of $22.22 per share and raised net proceeds of approximately $117.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred cumulative net losses since our inception and, as of March 31, 2022, we had an accumulated deficit of $309.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Revenues

To date, all of our revenue has been derived from grant awards and licenses. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts in the accompanying condensed consolidated balance sheets as of March 31, 2022. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements).We have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

License revenues

License revenues in 2021 were derived from the majority equity stake obtained in Radionetics pursuant to a Collaboration and License Agreement, under which Radionetics was granted an exclusive world-wide license to our radiotherapeutics technology platform and associated intellectual property for the development of radiotherapeutics and related radio-imaging agents.

License revenues for 2022 were derived from the Sanwa License, under which Sanwa was granted the exclusive right to develop and commercialize paltusotine in Japan.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during 2022 and 2021 related to the research and development of paltusotine, CRN04777, and CRN04894. We deploy our personnel and facility related resources across all of our research and development activities.

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

General and administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and commercial planning expenses. We currently file and maintain patent applications, and incur associated costs, covering the compounds in our lead product candidates in the United States, Europe, Japan, China, South Korea, Australia, Canada, Israel, Mexico, Taiwan, Brazil, India, Eurasia, New Zealand, Ukraine, Indonesia, Singapore, and South Africa, and certain candidates in Hong Kong, Malaysia, Philippines, Thailand, Vietnam, Chile, Colombia, Argentina, Peru, Venezuela, and Egypt. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than those changes discussed below made in connection with the Sanwa License during the three months ended March 31, 2022, there have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2022.

We have generated revenue from licensing arrangements. We recognize revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. To determine revenue recognition for licensing arrangements, we performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

We have entered into licensing and collaboration agreements that mainly include the following: (i) upfront considerations; (ii) payments associated with achieving certain milestones; and (iii) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, we analyze each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.

We consider a variety of factors in determining the appropriate estimates and assumptions under the arrangements, such as whether the elements are distinct performance obligations, whether there are observable standalone prices, and whether the license is functional or symbolic. We evaluate each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.

At the inception of arrangements that include variable consideration, we use judgment to estimate the amount of variable consideration to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate estimated variable consideration included in the transaction price and any related constraint and, as necessary, adjust the estimate of the overall transaction price. Any adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

We develop estimates of the standalone selling price for each distinct performance obligation. Variable consideration that relates specifically to efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative standalone selling price, over which we have applied significant judgment. We develop assumptions that require judgment to determine the standalone selling price for license-related performance obligations under the adjusted market assessment approach, which may include forecasted revenues, development timelines, discount rates and probabilities of success. We estimated the standalone selling price for the data exchange performance obligation by forecasting the expected costs of satisfying a performance obligation plus a predetermined margin.

In the case of a license that is a distinct performance obligation, we recognize revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We have used the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as we incur costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which is considered an input method. We use judgment to estimate the total cost of these performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluate these cost estimates and the progress each reporting period and, as necessary, we adjust the measure of progress and related revenue recognition.

Sales-based milestones and royalties are recognized at the later of when the subsequent sale or usage occurs or the performance obligation for which some or all of the sales-based milestones and royalties have been allocated to has been satisfied or partially satisfied.

Although we do not expect our estimates to be materially different, if our estimates of the expected total costs and timing of certain activities differ from the actual status and timing of those activities, it could result in us reporting license revenues related to the data exchange that are too high or too low in any particular period.

Estimating the standalone selling price of the license performance obligation is affected by assumptions regarding a number of variables discussed above. While not expected, material changes in these initial assumptions can affect the value of license revenues. These inputs are subjective and generally require significant analysis and judgment to develop.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,		Dollar
	2022	2021	Change
License revenues	$3,131	$—	$3,131
Operating expenses:
Research and development	28,252	17,584	10,668
General and administrative	8,706	5,334	3,372
Total operating expenses	36,958	22,918	14,040
Loss from operations	(33,827)	(22,918)	(10,909)
Other income (expense), net	210	17	193
Loss before equity method investment	(33,617)	(22,901)	(10,716)
Loss on equity method investment	(1,010)	—	(1,010)
Net loss	$(34,627)	$(22,901)	$(11,726)

License revenues. License revenues relate to the Sanwa License and totaled $3.1 million for the three months ended March 31, 2022. There were no license revenues during the three months ended March 31, 2021.

Research and development expenses. Research and development expenses were $28.3 million and $17.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to an increase in personnel costs of $3.0 million (which includes $1.4 million of stock-based compensation), increased spending on manufacturing and development activities of $7.0 million associated with our clinical and nonclinical activities for paltusotine and our other clinical and preclinical programs, and increased consulting and outside services of $0.7 million.

General and administrative expenses. General and administrative expenses were $8.7 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to an increase in personnel costs of $2.1 million (which includes $1.0 million of stock-based compensation), increase in legal and professional services expenses of $0.2 million, increase in consulting and outside services of $0.9 million and increased other corporate expenditures of $0.1 million.

Other income (expense). Other income (expense), net was $0.2 million and $17,000 for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to income generated by our investment securities portfolio.

Loss on equity method investment. Loss on equity method investment was $1.0 million for the three months ended March 31, 2022, as a result of our share of loss in Radionetics' net loss. As the Radionetics investment was recorded in the fourth quarter of the year ended December 31, 2021, there was no loss on equity method investment during the three months ended March 31, 2021.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had unrestricted cash, cash equivalents and investment securities of $319.7 million and an accumulated deficit of $309.9 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(13,543)	$(20,067)
Net cash (used in) provided by investing activities	(43,384)	32,502
Net cash provided by financing activities	1,780	57
Net change in cash, cash equivalents and restricted cash	$(55,147)	$12,492

Operating Activities. Net cash used in operating activities was $13.5 million and $20.1 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash used in operations was primarily attributable to the $13.0 million upfront payment received upon the execution of the Sanwa License in February 2022, of which $3.1 million was recognized as license revenues during the three months ended March 31, 2022, offset by development and manufacturing activities associated with paltusotine and our other clinical and preclinical programs, and higher personnel costs. The net cash used in operating activities during the three months ended March 31, 2022 was primarily due to our net loss of $34.6 million adjusted for $7.4 million of noncash charges, primarily for stock-based compensation and loss on the investment in Radionetics, and a $13.7 million change in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2021 was primarily due to our net loss of $22.9 million, adjusted for $3.8 million of noncash charges, primarily for stock-based compensation and depreciation, and a ($1.0 million) change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net outflow of funds of approximately $43.4 million during the first three months of 2022, compared to net inflow of funds of approximately $32.5 million during the comparable period of 2021.

Financing activities. Net cash provided by financing activities was $1.8 million and $57,000 for the three months ended March 31, 2022 and 2021, respectively. The net cash provided by financing activities during 2022 and 2021 resulted from the exercise of stock options.

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
•
the funding of any co-development arrangements we enter into; and
•
our ability to participate in future equity offerings by Radionetics, including our option to exercise our warrant for the purchase of Radionetics stock.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 19, 2019 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. No shares were issued under the ATM Offering during the three months ended March 31, 2022.

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

On April 18, 2022, we completed an underwritten follow-on offering of 5,625,563 shares of our common stock at a price to the public of $22.22 per share. Net proceeds from the offering were approximately $117.3 million, after underwriting discounts and commissions and estimated offering costs of approximately $7.7 million.

The Company has no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents and investment securities consist of cash held in readily available checking and money market accounts as well as short-term debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the condensed consolidated statements of operations and totaled approximately $17,000 and $24,000 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.1	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
10.1#	Employment Agreement, effective as of February 16, 2022, by and between James Hassard and the Registrant	10-K	001-38583	10.20	3/30/2022
10.2†	License Agreement, dated as of February 25, 2022, by and between Sanwa Kagaku Kenkyusho Co., Ltd. and the Registrant					X
10.3#	Consulting Agreement, dated as of April 1, 2022, by and between Ajay Madan and the Registrant					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

† Portions of this exhibit have been omitted in compliance with Regulation S-K Item(b)(10)(iv).

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

Crinetics Pharmaceuticals, Inc.

Date: May 12, 2022	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: May 12, 2022	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)