Form 10-Q
period 2022-06-30
Crinetics Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the registrant had 53,752,778 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,293	$200,695
Investment securities	346,213	133,012
Prepaid expenses and other current assets	7,779	11,013
Total current assets	416,285	344,720
Property and equipment, net	3,152	2,825
Operating lease right-of-use asset	1,697	1,892
Derivative asset	99	68
Investment in Radionetics	—	1,010
Restricted cash	500	500
Total assets	$421,733	$351,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,132	$8,468
Accrued compensation and related expenses	5,447	6,588
Deferred revenue	2,543	—
Other current liabilities	993	939
Total current liabilities	26,115	15,995
Operating lease liability, non-current	2,565	3,074
Deferred revenue, non-current	6,888	—
Unvested stock liability	—	2
Total liabilities	35,568	19,071
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at June 30, 2022 or at December 31, 2021	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 53,720 shares issued and outstanding at June 30, 2022; 47,598 shares issued and 47,597 shares outstanding at December 31, 2021	742,041	607,581
Accumulated other comprehensive income	(3,619)	(382)
Accumulated deficit	(352,257)	(275,255)
Total stockholders’ equity	386,165	331,944
Total liabilities and stockholders’ equity	$421,733	$351,015

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
License revenues	$439	$—	$3,570	$—
Operating expenses:
Research and development	32,995	20,487	61,247	38,071
General and administrative	10,489	5,602	19,195	10,936
Total operating expenses	43,484	26,089	80,442	49,007
Loss from operations	(43,045)	(26,089)	(76,872)	(49,007)
Other income (expense):
Interest income	720	23	913	53
Other expense, net	(81)	(29)	(64)	(42)
Change in valuation of derivative asset	31	—	31	—
Total other expense, net	670	(6)	880	11
Loss before equity method investment	(42,375)	(26,095)	(75,992)	(48,996)
Loss on equity method investment	—	—	(1,010)	—
Net loss	$(42,375)	$(26,095)	$(77,002)	$(48,996)
Net loss per share:
Net loss per share - basic and diluted	$(0.81)	$(0.70)	$(1.54)	$(1.40)
Weighted average shares - basic and diluted	52,522	37,061	50,130	35,048
Other comprehensive income (loss):
Unrealized loss on investment securities	$(1,427)	$(9)	$(3,237)	$(15)
Comprehensive loss	$(43,802)	$(26,104)	$(80,239)	$(49,011)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income	Deficit	Equity
Balance at April 1, 2022	47,801	$615,118	$(2,192)	$(309,882)	$303,044
Issuance of common stock, net of $7.8 million of transaction costs	5,626	117,242	—	—	117,242
Stock issued under Stock Purchase Plan	66	813	—	—	813
Exercise of stock options	227	1,737	—	—	1,737
Stock-based compensation	—	7,131	—	—	7,131
Comprehensive loss	—	—	(1,427)	—	(1,427)
Net loss	—	—	—	(42,375)	(42,375)
Balance at June 30, 2022	53,720	$742,041	$(3,619)	$(352,257)	$386,165

Balance at January 1, 2022	47,597	$607,581	$(382)	$(275,255)	$331,944
Issuance of common stock, net of $7.8 million of transaction costs	5,626	117,242	—	—	117,242
Stock issued under Stock Purchase Plan	66	813	—	—	813
Vesting of shares subject to repurchase	1	2	—	—	2
Exercise of stock options	430	3,517	—	—	3,517
Stock-based compensation	—	12,886	—	—	12,886
Comprehensive loss	—	—	(3,237)	—	(3,237)
Net loss	—	—	—	(77,002)	(77,002)
Balance at June 30, 2022	53,720	$742,041	$(3,619)	$(352,257)	$386,165

Balance at April 1, 2021	33,017	$339,976	$19	$(190,515)	$149,480
Issuance of common stock, net of $2.4 million of transaction costs	4,562	72,558	—	—	72,558
Stock issued under Stock Purchase Plan	47	522	—	—	522
Vesting of shares subject to repurchase	5	6	—	—	6
Exercise of stock options	49	745	—	—	745
Stock-based compensation	—	4,233	—	—	4,233
Comprehensive loss	—	—	(9)	—	(9)
Net loss	—	—	—	(26,095)	(26,095)
Balance at June 30, 2021	37,680	$418,040	$10	$(216,610)	$201,440

Balance at January 1, 2021	33,001	$336,508	$25	$(167,614)	$168,919
Issuance of common stock, net of $2.4 million of transaction costs	4,562	72,558	—	—	72,558
Stock issued under Stock Purchase Plan	47	522	—	—	522
Vesting of shares subject to repurchase	8	11	—	—	11
Exercise of stock options	62	802	—	—	802
Stock-based compensation	—	7,639	—	—	7,639
Comprehensive loss	—	—	(15)	—	(15)
Net loss	—	—	—	(48,996)	(48,996)
Balance at June 30, 2021	37,680	$418,040	$10	$(216,610)	$201,440

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
Operating activities:
Net loss	$(77,002)	$(48,996)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	12,886	7,639
Depreciation and amortization	455	454
Noncash lease expense	195	163
Accretion of purchase discounts and amortization of premiums on investment securities, net	517	170
Loss on equity method investment	1,010	—
Change in valuation of derivative asset	(31)	—
Other, net	—	(1)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	3,234	(941)
Accounts payable and accrued expenses	8,241	1,901
Deferred revenue	9,431	—
Operating lease liability	(455)	(405)
Net cash used in operating activities	(41,519)	(40,016)
Investing activities:
Purchases of investment securities	(247,572)	(2,535)
Maturities of investment securities	30,617	55,153
Purchases of property and equipment	(700)	(278)
Net cash (used in) provided by investing activities	(217,655)	52,340
Financing activities:
Proceeds from issuance of common stock, net of $7.8 million (2022) and $2.4 million (2021) of transaction costs	117,255	72,558
Proceeds from exercise of stock options	3,517	802
Net cash provided by financing activities	120,772	73,360
Net change in cash, cash equivalents and restricted cash	(138,402)	85,684
Cash, cash equivalents and restricted cash at beginning of period	201,195	93,587
Cash, cash equivalents and restricted cash at end of period	$62,793	$179,271
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$62,293	$178,771
Restricted cash	500	500
Cash, cash equivalents and restricted cash at end of period	$62,793	$179,271
Noncash investing and financing activities:
Change in unvested stock liability	$2	$11
Stock issued under Stock Purchase Plan	$813	$522
Amounts accrued for follow-on offering costs	$13	$—
Amounts accrued for purchases of property and equipment	$82	$—

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations and cash flows for the six months ended June 30, 2022 and 2021 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $352.3 million as of June 30, 2022.

As of June 30, 2022, the Company had $408.5 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

As discussed in Note 8, in October 2021, the Company, together with 5AM Ventures ("5AM") and Frazier Healthcare Partners ("Frazier"), announced the formation of Radionetics Oncology, Inc. ("Radionetics"). Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. Radionetics is a VIE. The Company maintains an equity interest in Radionetics and accounts for its investment in Radionetics under the equity method of accounting. The Company records its share of Radionetics income (loss) outside of operations in the statements of operations and comprehensive loss on a quarterly lag. Since the Company’s investment in Radionetics was obtained on October 15, 2021, the Company recorded its share of income (loss) beginning in the first quarter of 2022. The Company's equity method investment in Radionetics was written down to zero during the first quarter of 2022 as a result of the allocation of the Company’s share of losses of the investee.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease right-of-use assets, other current liabilities and noncurrent operating lease liabilities in the condensed consolidated balance sheets at commencement date of the arrangement. The Company accounts for each separate lease and non-lease component as a single lease component. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements may contain variable costs such as common area maintenance, insurance, taxes or other costs. Such variable lease costs are expensed as incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The Company has also entered into a manufacturing and supply arrangement that includes reimbursements of costs plus a pre-determined margin.

At the initiation of an agreement, the Company analyzes each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.

The Company considers a variety of factors in determining the appropriate estimates and assumptions under the arrangements, such as whether the elements are distinct performance obligations, whether there are observable standalone prices, whether the license is functional or symbolic, and whether the Company is acting as the agent or principal. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.

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

The Company recognized a reduction to R&D expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively. For each of the three and six months ended June 30, 2021, the Company recognized a reduction to R&D expense of $0.2 million.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	As of June 30
	2022	2021
Common stock awards	8,801	6,145
Unvested common stock subject to repurchase	—	9
Total	8,801	6,154

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

Recent Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), subsequently amended by various standard updates. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this new standard indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this new accounting standard also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. This update is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has begun the analysis of this new standard for its available for sale debt securities regarding presentation and qualitative factors of credit losses. The Company continues to evaluate the impact of the pending adoption of this new standard on its condensed consolidated financial statements. The impact of the adoption of this new standard is not currently known or estimable.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$185,330	$9	$(1,538)	$183,801
Certificates of deposit	6,219	—	(75)	6,144
Corporate debt securities	151,887	2	(2,013)	149,876
Commercial paper	3,992	—	—	3,992
Asset-backed securities	2,404	—	(4)	2,400
Total	$349,832	$11	$(3,630)	$346,213

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$54,637	$—	$(180)	$54,457
Certificates of deposit	5,735	1	(4)	5,732
Corporate debt securities	70,600	6	(204)	70,402
Asset-backed securities	2,421	—	—	2,421
Total	$133,393	$7	$(388)	$133,012

As of June 30, 2022 and December 31, 2021, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$235,421	$233,722	$31,101	$31,078
Due after one year through five years	114,411	112,491	102,292	101,934
Total	$349,832	$346,213	$133,393	$133,012

The Company reviewed its investment holdings as of June 30, 2022 and December 31, 2021 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Derivative Asset

On October 15, 2021, the Company received the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would all the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The valuation method and primary inputs used in valuing the Radionetics Warrant are discussed in Note 8. Such valuation is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs). During the three and six months ended June 30, 2022, the Company recorded $31,000 of income in the accompanying condensed consolidated statements of operations and comprehensive loss related to the change in value of the Radionetics Warrant, which was reassessed as of June 30, 2022.

Financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$149,890	$33,911	$—	$183,801
Certificates of deposit	—	6,144	—	6,144
Corporate debt securities	—	149,876	—	149,876
Commercial paper	—	3,992	—	3,992
Asset-backed securities	—	2,400	—	2,400
Total Investment securities	149,890	196,323	—	346,213
Derivative Assets:
Radionetics Warrant	—	—	99	99
Total assets measured at fair value	$149,890	$196,323	$99	$346,312

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$44,984	$9,473	$—	$54,457
Certificates of deposit	—	5,732	—	5,732
Corporate debt securities	—	70,402	—	70,402
Asset-backed securities	—	2,421	—	2,421
Total Investment securities	44,984	88,028	—	133,012
Derivative Assets:
Radionetics Warrant	—	—	68	68
Total assets measured at fair value	$44,984	$88,028	$68	$133,080

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2022 or year ended December 31, 2021.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid research and development costs	$3,755	$7,184
Australian tax incentive receivable	577	977
Prepaid insurance	287	888
Interest receivable	1,155	499
Due from Radionetics (Note 8)	379	553
Other	1,626	912
Total	$7,779	$11,013

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$3,516	$3,516
Lab equipment	2,671	1,889
Office equipment	859	859
Computers and software	41	41
Property and equipment at cost	7,087	6,305
Less accumulated depreciation and amortization	3,935	3,480
Total	$3,152	$2,825

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$9,039	$3,422
Other accrued expenses	1,773	860
Accrued research and development costs	6,320	4,186
Total	$17,132	$8,468

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

As of June 30, 2022, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2022 (6 months)	$610
2023	1,244
2024	1,280
2025	871
Total future minimum lease payments	4,005
Less imputed interest	(447)
Total operating lease liability	3,558
Less operating lease liability, current	(993)
Operating lease liability, non-current	$2,565

Lease cost is recorded on a straight-line basis over the term of the Company’s facility lease. Rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company’s operating lease weighted average remaining term was 3.1 and 3.6 years, respectively. As of June 30, 2022 and December 31, 2021, the Company’s weighted-average discount rate was 8%.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million and $0.6 million for each of the three and six months ended June 30, 2022 and June 30, 2021, respectively.

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

In exchange, the Company received 50,500,000 shares of common stock of Radionetics, which represents an initial majority stake in Radionetics of 64%, and the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The exercise price of the Radionetics Warrant is $0.00001 and it is exercisable at any time and has a term of 10 years. As of June 30, 2022, the Company had a 56% majority ownership stake in Radionetics.

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

The Company's maximum exposure to loss of Radionetics is limited to carrying value of its equity method investment in Radionetics and the Radionetics Warrant. The Company has no obligation to fund the operations of Radionetics and has not provided significant explicit or implicit support to Radionetics that was not contractually required. The financial statements of Radionetics are not received sufficiently timely for the Company to record its portion of earnings or loss in the current condensed consolidated financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag. The Company accounted for its share in Radionetics' loss as of December 31, 2021 during the first quarter of 2022. The Company's investment in Radionetics was written down to zero during the first quarter of 2022 as a result of the allocation of the Company’s share of losses of the investee.

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

As of June 30, 2022 and December 31, 2021, the Company had approximately $0.4 million and $0.6 million, respectively, due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company has evaluated these reimbursements and concluded that these reimbursements are not performance obligations for which the Company is acting as the principal and therefore these amounts have been included within operating expenses in the accompanying statements of operations and comprehensive loss in the period incurred.

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

The Company determined that its performance obligations under the Sanwa License comprised the license and data exchange. Certain professional services, such as the Company's participation on committees, were deemed to be immaterial to the context of the contract.

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

During the three and six months ended June 30, 2022, $0.4 million and $3.6 million, respectively, of the $13 million upfront payment was recognized as license revenues in the accompanying condensed consolidated statements of operations and comprehensive loss, and as of June 30, 2022, $2.5 million and $6.9 million is included as current deferred revenues and non-current deferred revenues, respectively, in the accompanying condensed consolidated balance sheets. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company. Of the license revenues recognized during the six months ended June 30, 2022, $1.5 million is related to the transfer of the license at the inception of the Sanwa License at a point in time, with the remaining amounts related to the data exchange performance obligation recognized over time as of June 30, 2022.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for the completion of certain studies and trials under the Sanwa License. No supply purchases were made by Sanwa through the Sanwa Clinical Supply Agreement during the six months ended June 30, 2022.

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

On April 18, 2022, the Company completed an underwritten follow-on offering of 5,625,563 shares of its common stock at a price to the public of $22.22 per share. Net proceeds from the offering were approximately $117.2 million, after underwriting discounts and commissions and estimated offering costs of approximately $7.8 million. The shares were registered pursuant to the Company’s 2021 Shelf Registration Statement.

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

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. As of June 30, 2022, 207,900 shares were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of June 30, 2022, 2,116,691 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of June 30, 2022, there were no unvested shares issued under early-exercise provisions subject to repurchase by the Company.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. The Company's offering period begins in May and November of each year. As of June 30, 2022, an aggregate of 1,263,479 shares of common stock were available for issuance under the ESPP.

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

Stock Awards

Stock Options

The Company’s stock option activity during the six months ended June 30, 2022 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2021	6,553,594	$16.07
Granted	2,527,579	$20.40
Exercised	(429,955)	$8.18
Forfeited and expired	(132,460)	$18.90
Balance at June 30, 2022	8,518,758	$17.71	8.3	$23,987
Vested and expected to vest at June 30, 2022	8,518,758	$17.71	8.3	$23,987
Exercisable at June 30, 2022	3,407,092	$14.85	7.0	$18,928

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 was $5.1 million.

Restricted Stock Units

The Company’s restricted stock unit activity during the six months ended June 30, 2022 was as follows:

		Weighted-	Aggregate
	Restricted Stock	Average	Fair
	Units	Grant Date	Value
	Outstanding	Fair Value	(000’s)
Balance at December 31, 2021	—	—
Granted	306,919	$20.02
Vested	—	—
Forfeited	(25,018)	$20.02
Balance at June 30, 2022	281,901	$20.02	$5,643
Vested and expected to vest at June 30, 2022	281,901	$20.02	$5,643

Fair Value of Stock Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the six months ended June 30, 2022 and 2021:

Stock Option Awards	2022	2021
Expected option term	6.0 years	6.0 years
Expected volatility	88%	87%
Risk free interest rate	2.2%	1.0%
Expected dividend yield	—%	—%

The weighted-average fair value of stock options awarded during the six months ended June 30, 2022 and 2021 was $15.02 and $11.31 per share, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Included in research and development	$3,681	$2,357	$6,872	$4,170
Included in general and administrative	3,450	1,876	6,014	3,469
Total stock-based compensation expense	$7,131	$4,233	$12,886	$7,639

As of June 30, 2022, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $68.3 million, $5.2 million and $1.5 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years, 3.7 years and 1.5 years, respectively.

11. SUBSEQUENT EVENT

On August 12, 2022, the Company filed with the SEC a prospectus supplement, dated August 12, 2022, to the 2021 Shelf Registration Statement pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the offer and sale of up to $150 million of shares of its common stock from time to time to or through the Sales Agents, pursuant to the Sales Agreement.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and neuroendocrine tumors, or NETs, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease and congenital adrenal hyperplasia, or CAH. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

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

We are also conducting a Phase 2 trial to assess the safety and pharmacokinetics of paltusotine in patients with NETs complicated by carcinoid syndrome. We expect topline data from this study in 2023.

In February 2022, we entered into a license agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, pursuant to which Sanwa has the exclusive right to develop and commercialize paltusotine in Japan, or the Sanwa License.

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital hyperinsulinism, or HI. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. We have completed a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study was designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We announced positive topline data from the single ascending dose, or SAD, cohorts in September 2021 and announced positive topline data from the multiple ascending dose, or MAD, cohorts in March 2022. We believe CRN04777 demonstrated pharmacologic proof-of-concept, based on potent suppression of stimulated insulin observed in these subjects. The plasma exposure of CRN04777 suggested the drug was well absorbed with a half-life of approximately 40 hours, which we believe supports the potential for once daily administration in patients. All adverse events were considered mild or moderate and there were no serious adverse events. CRN04777 was well tolerated at single and multiple doses from 0.5 mg up to 120 mg and exhibited dose-proportional pharmacokinetics for the same dose range. A dose-dependent reduction in glucose-induced insulin secretion was demonstrated with an intravenous glucose tolerance test in the SAD cohorts and a dose-dependent reversal of sulfonylurea-induced insulin secretion was seen in both the SAD and MAD cohorts. The sulfonylurea-induced insulin secretion model represents a pharmacologic analog of the hyperinsulinism that the patients experience. We plan to initiate a Phase 2 clinical study of CRN04777 in patients with congenital HI upon the completion of ongoing discussions with global regulatory agencies.

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

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize ACTH, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease and CAH. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. We conducted a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study was designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In August 2021, we announced positive topline data from the SAD cohorts of the Phase 1 study and in May 2022, we announced positive topline results from the MAD cohorts of the Phase 1 study. CRN04894 was well tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations as well as reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events were considered mild to moderate and there were no serious adverse events. We plan to initiate clinical studies of CRN04894 in patients with Cushing’s disease and CAH upon the completion of discussions with global regulatory agencies.

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

COVID-19

As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites and continue to assess any impacts of the ongoing COVID-19 global pandemic on our drug manufacturing, nonclinical activities, and clinical trials, expected timelines, and costs on an ongoing basis. In light of the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, and updated most recently on August 30, 2021, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines. We will continue to evaluate the impact of the COVID-19 pandemic on our business.

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of preferred stock, and sales of our common stock. As of June 30, 2022, we had unrestricted cash, cash equivalents, and investment securities of $408.5 million.

We have incurred cumulative net losses since our inception and, as of June 30, 2022, we had an accumulated deficit of $352.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Revenues

To date, all of our revenue has been derived from grant awards and licenses. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of June 30, 2022. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. No purchases were made by Sanwa under the Sanwa Clinical Supply Agreement during the six months ended June 30, 2022.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than those changes discussed below made in connection with the Sanwa License during the six months ended June 30, 2022, there have not been any material changes to the critical accounting policies discussed therein during the three and six months ended June 30, 2022.

We have generated revenue from licensing arrangements. We recognize revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. To determine revenue recognition for licensing arrangements, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Dollar
	2022	2021	Change
License revenues	$439	$—	$439
Operating expenses:
Research and development	32,995	20,487	12,508
General and administrative	10,489	5,602	4,887
Total operating expenses	43,484	26,089	17,395
Loss from operations	(43,045)	(26,089)	(16,956)
Other income (expense), net	670	(6)	676
Loss before equity method investment	(42,375)	(26,095)	(16,280)
Loss on equity method investment	—	—	—
Net loss	$(42,375)	$(26,095)	$(16,280)

License revenues. License revenues relate to the Sanwa License and totaled $0.4 million for the three months ended June 30, 2022. There were no license revenues during the three months ended June 30, 2021.

Research and development expenses. Research and development expenses were $33.0 million and $20.5 million for the three months ended June 30, 2022 and 2021, respectively. The change was primarily due to increased spending on manufacturing and development activities of $7.6 million associated with our clinical and nonclinical activities for paltusotine, CRN04777, CRN04894 and our other clinical and preclinical programs, an increase in personnel costs of $3.9 million, and increased consulting and outside services of $0.8 million.

General and administrative expenses. General and administrative expenses were $10.5 million and $5.6 million for the three months ended June 30, 2022 and 2021, respectively. The change was primarily due to an increase in personnel costs of $3.1 million, increased legal and professional services expenses of $0.6 million, increased consulting and outside services of $0.9 million and increases in other corporate expenditures of $0.3 million.

Other income (expense). Other income (expense), net was $0.7 million and $(6,000) for the three months ended June 30, 2022 and 2021, respectively. The change was primarily due to income generated by our investment securities.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,		Dollar
	2022	2021	Change
License revenues	$3,570	$—	$3,570
Operating expenses:
Research and development	61,247	38,071	23,176
General and administrative	19,195	10,936	8,259
Total operating expenses	80,442	49,007	31,435
Loss from operations	(76,872)	(49,007)	(27,865)
Other income (expense), net	880	11	869
Loss before equity method investment	(75,992)	(48,996)	(26,996)
Loss on equity method investment	(1,010)	—	(1,010)
Net loss	$(77,002)	$(48,996)	$(28,006)

License revenues. License revenues relate to the Sanwa License and totaled $3.6 million for the six months ended June 30, 2022. There were no license revenues during the six months ended June 30, 2021.

Research and development expenses. Research and development expenses were $61.2 million and $38.1 million for the six months ended June 30, 2022 and 2021, respectively. The change was primarily due to increased spending on manufacturing and development activities of $14.6 million associated with our clinical and nonclinical activities for paltusotine, CRN04777, CRN04894 and our other clinical and preclinical programs, an increase in personnel costs of $6.9 million, and increased consulting and outside services of $1.5 million.

General and administrative expenses. General and administrative expenses were $19.2 million and $10.9 million for the six months ended June 30, 2022 and 2021, respectively. The change was primarily due to an increase in personnel costs of $5.2 million, increased legal and professional services expenses of $0.8 million, increased consulting and outside services of $1.8 million and an increase in other corporate expenditures of $0.4 million.

Other income (expense). Other income (expense), net was $0.9 million and $11,000 for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to income generated by our investment securities.

Loss on equity method investment. Loss on equity method investment was $1.0 million for the six months ended June 30, 2022 as a result of our share of loss in Radionetics' net loss. As the Radionetics investment was recorded in the fourth quarter of the year ended December 31, 2021, there was no loss on equity method investment during the six months ended June 30, 2021.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had unrestricted cash, cash equivalents and investment securities of $408.5 million and an accumulated deficit of $352.3 million.

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(41,519)	$(40,016)
Net cash (used in) provided by investing activities	(217,655)	52,340
Net cash provided by financing activities	120,772	73,360
Net change in cash, cash equivalents and restricted cash	$(138,402)	$85,684

Operating Activities. Net cash used in operating activities was $41.6 million and $40.0 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in operations was primarily attributable to the development and manufacturing activities associated with paltusotine, CRN04777, CRN04894, and our other clinical and preclinical programs, and higher personnel costs partially offset by the $13.0 million upfront payment received upon the execution of the Sanwa License in February 2022, of which $3.6 million was recognized as license revenues during the six months ended June 30, 2022. The net cash used in operating activities during the six months ended June 30, 2022 was primarily due to our net loss of $77.0 million adjusted for $15.0 million of noncash charges, primarily for stock-based compensation and loss on the investment in Radionetics, and a $20.5 million change in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2021 was primarily due to our net loss of $49.0 million and a $0.6 million increase in operating assets and liabilities, adjusted for $8.4 million of noncash charges, primarily for stock-based compensation.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net outflow of funds of approximately $217.7 million during the first six months of 2022, compared to net inflow of funds of approximately $52.3 million during the comparable period of 2021.

Financing activities. Net cash provided by financing activities was $120.8 million and $73.4 million for the six months ended June 30, 2022 and 2021, respectively. The net cash provided by financing activities during 2022 and 2021 resulted from proceeds received from the sale of common stock in our underwritten follow-on offerings and cash received from the exercise of stock options.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $75.0 million through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 19, 2019 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. No shares were issued under the ATM Offering during the three and six months ended June 30, 2022.

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

On August 10, 2021, we filed a universal shelf registration statement, or the 2021 Shelf Registration Statement, with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights, and the resale of up to 851,306 shares by the investor who purchased shares in the Private Placement. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

On October 21, 2021, we completed an underwritten follow-on offering of 8,712,400 shares of our common stock at a price to the public of $19.80 per share. Proceeds from the offering were approximately $162.0 million, net of underwriting discounts and commissions and offering costs of $10.5 million.

On April 18, 2022, we completed an underwritten follow-on offering of 5,625,563 shares of our common stock at a price to the public of $22.22 per share. Net proceeds from the offering were approximately $117.2 million, after underwriting discounts and commissions and offering costs of approximately $7.8 million.

On August 12, 2022, we filed with the SEC a prospectus supplement to the 2021 Shelf Registration Statement pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the offer and sale of up to $150 million of shares of our common stock from time to time to or through the Sales Agents pursuant to the Sales Agreement.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the condensed consolidated statements of operations and totaled approximately ($80,000) and ($63,000) for the three and six months ended June 30, 2022, respectively, and ($29,000) and ($53,000) for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 10, 2021, we filed with the SEC a shelf registration statement (Registration No. 333-258694), which became immediately effective upon filing, and an accompanying prospectus. On August 12, 2022, we filed with the SEC a prospectus supplement pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the offer and sale of up to $150 million of shares of our common stock from time to time to or through SVB Securities LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, pursuant to the Sales Agreement dated August 13, 2019, by and between the Company and the Sales Agents. An opinion of Latham & Watkins LLP with respect to the validity of shares of the Company’s common stock that may be offered and sold pursuant to such prospectus supplement and the accompanying prospectus is filed herewith as Exhibit 5.1.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.1	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
5.1	Opinion of Latham & Watkins LLP					X
10.1#	Consulting Agreement, dated as of April 1, 2022, by and between Ajay Madan and the Registrant	10-Q	001-38583	10.3	05/12/2022
23.1	Consent of Latham & Watkins LLP (included in Exhibit 5.1)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: August 12, 2022	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: August 12, 2022	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)