Form 10-Q
period 2022-09-30
Crinetics Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 53,810,476 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,912	$200,695
Investment securities	337,450	133,012
Prepaid expenses and other current assets	9,961	11,013
Total current assets	378,323	344,720
Property and equipment, net	3,564	2,825
Operating lease right-of-use asset	1,594	1,892
Derivative asset	99	68
Investment in Radionetics	—	1,010
Restricted cash	1,300	500
Total assets	$384,880	$351,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,495	$8,468
Accrued compensation and related expenses	7,719	6,588
Deferred revenue	2,320	—
Operating lease liability	1,022	939
Total current liabilities	24,556	15,995
Operating lease liability, non-current	2,300	3,074
Deferred revenue, non-current	6,652	—
Unvested stock liability	—	2
Total liabilities	33,508	19,071
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at September 30, 2022 or at December 31, 2021	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 53,796 shares issued and outstanding at September 30, 2022; 47,598 shares issued and 47,597 shares outstanding at December 31, 2021	750,564	607,581
Accumulated other comprehensive loss	(5,010)	(382)
Accumulated deficit	(394,182)	(275,255)
Total stockholders’ equity	351,372	331,944
Total liabilities and stockholders’ equity	$384,880	$351,015

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
License revenues	$458	$—	$4,028	$—
Operating expenses:
Research and development	31,987	21,580	93,234	59,651
General and administrative	11,925	6,227	31,120	17,163
Total operating expenses	43,912	27,807	124,354	76,814
Loss from operations	(43,454)	(27,807)	(120,326)	(76,814)
Other income (expense):
Interest income	1,500	24	2,413	77
Other income (expense), net	29	(68)	(35)	(110)
Change in valuation of derivative asset	—	—	31	—
Total other income (expense), net	1,529	(44)	2,409	(33)
Loss before equity method investment	(41,925)	(27,851)	(117,917)	(76,847)
Loss on equity method investment	—	—	(1,010)	—
Net loss	$(41,925)	$(27,851)	$(118,927)	$(76,847)
Net loss per share:
Net loss per share - basic and diluted	$(0.78)	$(0.73)	$(2.32)	$(2.13)
Weighted average shares - basic and diluted	53,768	38,309	51,356	36,147
Other comprehensive loss:
Unrealized loss on investment securities	$(1,391)	$(22)	$(4,628)	$(37)
Comprehensive loss	$(43,316)	$(27,873)	$(123,555)	$(76,884)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (loss)	Deficit	Equity
Balance at July 1, 2022	53,720	$742,041	$(3,619)	$(352,257)	$386,165
Exercise of stock options	76	1,089	—	—	1,089
Stock-based compensation	—	7,434	—	—	7,434
Comprehensive loss	—	—	(1,391)	—	(1,391)
Net loss	—	—	—	(41,925)	(41,925)
Balance at September 30, 2022	53,796	$750,564	$(5,010)	$(394,182)	$351,372

Balance at January 1, 2022	47,597	$607,581	$(382)	$(275,255)	$331,944
Issuance of common stock, net of $7.8 million of transaction costs	5,626	117,242	—	—	117,242
Stock issued under Stock Purchase Plan	66	813	—	—	813
Vesting of shares subject to repurchase	1	2	—	—	2
Exercise of stock options	506	4,606	—	—	4,606
Stock-based compensation	—	20,320	—	—	20,320
Comprehensive loss	—	—	(4,628)	—	(4,628)
Net loss	—	—	—	(118,927)	(118,927)
Balance at September 30, 2022	53,796	$750,564	$(5,010)	$(394,182)	$351,372

Balance at July 1, 2021	37,680	$418,040	$10	$(216,610)	$201,440
Issuance of common stock, net of $24,000 of transaction costs	851	14,976	—	—	14,976
Vesting of shares subject to repurchase	4	5	—	—	5
Exercise of stock options	85	487	—	—	487
Stock-based compensation	—	4,555	—	—	4,555
Comprehensive loss	—	—	(22)	—	(22)
Net loss	—	—	—	(27,851)	(27,851)
Balance at September 30, 2021	38,620	$438,063	$(12)	$(244,461)	$193,590

Balance at January 1, 2021	33,001	$336,508	$25	$(167,614)	$168,919
Issuance of common stock, net of $2.4 million of transaction costs	5,413	87,534	—	—	87,534
Stock issued under Stock Purchase Plan	47	522	—	—	522
Vesting of shares subject to repurchase	12	16	—	—	16
Exercise of stock options	147	1,289	—	—	1,289
Stock-based compensation	—	12,194	—	—	12,194
Comprehensive loss	—	—	(37)	—	(37)
Net loss	—	—	—	(76,847)	(76,847)
Balance at September 30, 2021	38,620	$438,063	$(12)	$(244,461)	$193,590

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Operating activities:
Net loss	$(118,927)	$(76,847)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	20,320	12,194
Depreciation and amortization	703	687
Noncash lease expense	298	249
Accretion of purchase discounts and amortization of premiums on investment securities, net	385	236
Loss on equity method investment	1,010	—
Change in valuation of derivative asset	(31)	—
Other, net	—	8
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	1,052	(3,996)
Accounts payable and accrued expenses	6,911	2,395
Deferred revenue	8,972	—
Operating lease liability	(691)	(615)
Net cash used in operating activities	(79,998)	(65,689)
Investing activities:
Purchases of investment securities	(296,256)	(23,380)
Maturities of investment securities	86,805	69,113
Purchases of property and equipment	(1,382)	(418)
Net cash (used in) provided by investing activities	(210,833)	45,315
Financing activities:
Proceeds from issuance of common stock, net of $7.8 million (2022) and $2.4 million (2021) of transaction costs	117,242	87,534
Proceeds from exercise of stock options	4,606	1,289
Net cash provided by financing activities	121,848	88,823
Net change in cash, cash equivalents and restricted cash	(168,983)	68,449
Cash, cash equivalents and restricted cash at beginning of period	201,195	93,587
Cash, cash equivalents and restricted cash at end of period	$32,212	$162,036
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,912	$161,536
Restricted cash	1,300	500
Cash, cash equivalents and restricted cash at end of period	$32,212	$162,036
Noncash investing and financing activities:
Change in unvested stock liability	$2	$16
Stock issued under Stock Purchase Plan	$813	$522
Amounts accrued for purchases of property and equipment	$60	$—

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and cash flows for the nine months ended September 30, 2022 and 2021 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $394.2 million as of September 30, 2022.

As of September 30, 2022, the Company had $368.4 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

COVID-19

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration of the pandemic and the impact on the Company's clinical trials, employees and vendors. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, the Company is conducting business as usual, with necessary or advisable modifications to employee travel. The Company will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business. While the pandemic has not yet had a material effect on the Company’s financial results, the degree to which COVID-19, including the impact of new variants of the virus that causes COVID-19, may impact the Company's future financial condition or results of operations is uncertain. The prolonged nature of the outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its drug candidates and raise additional capital.

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

Costs incurred under contracts with contract research organizations that conduct and manage the Company’s clinical trials are also included in R&D expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities. Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts that the Company is obligated to pay under its clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its accruals accordingly on a prospective basis. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

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

The Company recognized a reduction to R&D expense of $0.3 million and $0.7 million for the three and nine months ended September 30, 2022, respectively. For each of the three and nine months ended September 30, 2021, the Company recognized a reduction to R&D expense of $0.1 million and $0.3 million, respectively.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are shown below in common stock equivalent shares (in thousands):

	As of September 30
	2022	2021
Common stock awards	9,177	6,606
Unvested common stock subject to repurchase	—	5
Total	9,177	6,611

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The following is a summary of the available-for-sale investment securities held by the Company as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$177,600	$20	$(1,961)	$175,659
Certificates of deposit	5,813	—	(111)	5,702
Corporate debt securities	156,058	—	(2,958)	153,100
Asset-backed securities	2,989	—	—	2,989
Total	$342,460	$20	$(5,030)	$337,450

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$54,637	$—	$(180)	$54,457
Certificates of deposit	5,735	1	(4)	5,732
Corporate debt securities	70,600	6	(204)	70,402
Asset-backed securities	2,421	—	—	2,421
Total	$133,393	$7	$(388)	$133,012

As of September 30, 2022 and December 31, 2021, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$253,769	$250,971	$31,101	$31,078
Due after one year through five years	88,691	86,479	102,292	101,934
Total	$342,460	$337,450	$133,393	$133,012

The Company reviewed its investment holdings as of September 30, 2022 and December 31, 2021 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

Derivative Asset

On October 15, 2021, the Company received the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would all the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The valuation method and primary inputs used in valuing the Radionetics Warrant are discussed in Note 8. Such valuation is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs). During the nine months ended September 30, 2022, the Company recorded $31,000 of income in the accompanying condensed consolidated statements of operations and comprehensive loss related to the change in value of the Radionetics Warrant. There were no material changes in the inputs or the total valuation of the Radionetics Warrant during the three months ended September 30, 2022.

Financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$132,374	$43,285	$—	$175,659
Certificates of deposit	—	5,702	—	5,702
Corporate debt securities	—	153,100	—	153,100
Asset-backed securities	—	2,989	—	2,989
Total Investment securities	132,374	205,076	—	337,450
Derivative Assets:
Radionetics Warrant	—	—	99	99
Total assets measured at fair value	$132,374	$205,076	$99	$337,549

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$44,984	$9,473	$—	$54,457
Certificates of deposit	—	5,732	—	5,732
Corporate debt securities	—	70,402	—	70,402
Asset-backed securities	—	2,421	—	2,421
Total Investment securities	44,984	88,028	—	133,012
Derivative Assets:
Radionetics Warrant	—	—	68	68
Total assets measured at fair value	$44,984	$88,028	$68	$133,080

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2022 or year ended December 31, 2021.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development costs	$4,636	$7,184
Australian tax incentive receivable	852	977
Prepaid insurance	1,328	888
Interest receivable	1,401	499
Due from Radionetics (Note 8)	92	553
Other	1,652	912
Total	$9,961	$11,013

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$3,516	$3,516
Lab equipment	2,954	1,889
Office equipment	859	859
Computers and software	41	41
Property and equipment at cost	7,370	6,305
Less accumulated depreciation and amortization	3,806	3,480
Total	$3,564	$2,825

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$5,877	$3,422
Accrued outside services and professional fees	1,783	537
Other accrued expenses	433	323
Accrued research and development costs	5,402	4,186
Total	$13,495	$8,468

6. OPERATING LEASE

In February 2018, as amended in March 2018, the Company entered into a non-cancelable operating lease for a facility in San Diego, California ("2018 Lease"). The 2018 Lease has an initial term of seven years which expires in August 2025, and the Company has an option to extend the term of the 2018 Lease for an additional five years, a termination option subject to early termination fees and an option to sublease the facility. The 2018 Lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. The Company’s estimated incremental fully collateralized borrowing rate of 8.0% was used in its present value calculation as the 2018 Lease does not have a stated rate and the implicit rate was not readily determinable.

On September 9, 2022, the Company entered into a lease agreement for laboratory and office space in San Diego, California ("2022 Lease"). The Company expects to move its corporate headquarters to this new facility upon the substantial completion of improvements and written landlord consent, which is expected to occur in the second half of 2023.

Under the terms of the 2022 Lease, expected future monthly minimum lease payments of $0.5 million, with six months of rent abatement in the first year, start on the earlier of (i) the date which is ten (10) months after substantial completion of demolition work, or (ii) the date of the substantial completion of improvements and first occupancy for business purposes, and the term expires on the date immediately preceding the one hundred thirty-seventh (137th) monthly anniversary of this lease payment start date. Lease payments are subject to annual 3% increases. The Company is also responsible for certain operating expenses and taxes during the term of the 2022 Lease. The 2022 Lease provides the Company with specified tenant improvement and landlord work allowances. The Company has (i) two options to extend the term of the 2022 Lease for an additional period of five (5) years each, and (ii) a right of first offer on adjacent space to the new facility, subject to the terms and conditions of the 2022 Lease.

The 2022 Lease did not commence as of September 30, 2022 since the Company did not control the facility. The lease will be measured and recognized upon lease commencement.

Under the terms of the 2018 Lease and 2022 Lease, the Company provided the lessors with irrevocable letters of credit in the amounts of $0.5 million and $0.8 million, respectively. The lessors are entitled to draw on the letters of credit in the event of any default by the Company under the terms of the leases.

As of September 30, 2022, future minimum payments under non-cancellable operating leases, excluding the 2022 Lease, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2022 (3 months)	$308
2023	1,244
2024	1,280
2025	871
Total future minimum lease payments	3,703
Less imputed interest	(381)
Total operating lease liability	3,322
Less operating lease liability, current	(1,022)
Operating lease liability, non-current	$2,300

Lease cost is recorded on a straight-line basis over the term of the Company’s facility lease. Rent expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company’s 2018 Lease weighted average remaining term was 2.8 and 3.6 years, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million and $0.9 million for each of the three and nine months ended September 30, 2022 and 2021, respectively.

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

In exchange, the Company received 50,500,000 shares of common stock of Radionetics, which represents an initial majority stake in Radionetics of 64%, and the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The exercise price of the Radionetics Warrant is $0.00001 and it is exercisable at any time and has a term of 10 years. As of September 30, 2022, the Company had a 56% majority ownership stake in Radionetics.

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

As of September 30, 2022 and December 31, 2021, the Company had approximately $92,000 and $0.6 million, respectively, due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company has evaluated these reimbursements and concluded that these reimbursements are not performance obligations for which the Company is acting as the principal and therefore these amounts have been included within operating expenses in the accompanying statements of operations and comprehensive loss in the period incurred.

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

During the three and nine months ended September 30, 2022, $0.5 million and $4.0 million, respectively, of the $13 million upfront payment was recognized as license revenues in the accompanying condensed consolidated statements of operations and comprehensive loss, and as of September 30, 2022, $2.3 million and $6.7 million is included as current deferred revenues and non-current deferred revenues, respectively, in the accompanying condensed consolidated balance sheets. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company. Of the license revenues recognized during the nine months ended September 30, 2022, $1.5 million is related to the transfer of the license at the inception of the Sanwa License at a point in time, with the remaining amounts related to the data exchange performance obligation recognized over time as of September 30, 2022.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for the completion of certain studies and trials under the Sanwa License. No significant supply purchases made by Sanwa through the Sanwa Clinical Supply Agreement during the three and nine months ended September 30, 2022.

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

Shelf Registration Statement and ATM Offerings

On August 13, 2019, the Company filed a registration statement on Form S-3 (the “2019 Shelf Registration Statement”), covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units. The 2019 Shelf Registration Statement became effective on August 29, 2019.

On August 13, 2019, the Company also entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell shares of its common stock through the Sales Agents (the “ATM Offering”). The 2019 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering.

Pursuant to the 2019 Shelf Registration Statement, the Company has issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions. The Company has not issued any additional shares of common stock in the ATM Offering since the first quarter of 2020. The 2019 Shelf Registration Statement expired on August 29, 2022.

On August 10, 2021, the Company filed a registration statement on Form S-3 (the “2021 Shelf Registration Statement”), which became immediately effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units and the resale of up to 851,306 shares by the accredited investor who purchased shares in the Private Placement.

On August 12, 2022, the Company filed with the SEC a prospectus supplement, dated August 12, 2022, to the 2021 Shelf Registration Statement pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the offer and sale of up to $150 million of shares of its common stock from time to time to or through the Sales Agents, pursuant to the Sales Agreement, in the ATM Offering. Following the expiration of the 2019 Shelf Registration Statement, the shares to be sold under the Sales Agreement may be issued and sold pursuant to the 2021 Shelf Registration Statement.

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

In December 2021, the Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan"). The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 3,000,000 shares. As of September 30, 2022, 1,312,700 shares were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

In July 2018, the Company adopted the 2018 Incentive Award Plan (the “2018 Plan”). Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of September 30, 2022, 2,059,011 shares were available for future issuance under the 2018 Plan.

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

Certain awards under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of September 30, 2022, there were no unvested shares issued under early-exercise provisions subject to repurchase by the Company.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. The Company's offering period begins in May and November of each year. As of September 30, 2022, an aggregate of 1,263,479 shares of common stock were available for issuance under the ESPP.

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

Stock Awards

Stock Options

The Company’s stock option activity during the nine months ended September 30, 2022 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2021	6,553,594	$16.07
Granted	3,035,404	$20.40
Exercised	(506,646)	$9.09
Forfeited and expired	(183,315)	$19.09
Balance at September 30, 2022	8,899,037	$17.89	8.1	$27,757
Vested and expected to vest at September 30, 2022	8,899,037	$17.89	8.1	$27,757
Exercisable at September 30, 2022	3,764,679	$15.45	6.9	$21,287

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 was $5.6 million.

Restricted Stock Units

The Company’s restricted stock unit activity during the nine months ended September 30, 2022 was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding	Fair Value
Balance at December 31, 2021	—	$—
Granted	306,919	$20.02
Vested	—	$—
Forfeited	(29,108)	$20.02
Balance at September 30, 2022	277,811	$20.02

Fair Value of Stock Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expected option term	6.0 years	6.1 years	6.0 years	6.0 years
Expected volatility	87%	85%	88%	86%
Risk free interest rate	3.3%	1.0%	2.4%	1.0%
Expected dividend yield	—%	—%	—%	—%

The weighted-average fair value of stock options awarded was $15.12 and $15.04 per share during the three and nine months ended September 30, 2022, respectively, and $15.67 and $12.47 per share during the three and nine months ended September 30, 2021, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Included in research and development	$3,860	$2,579	$10,732	$6,748
Included in general and administrative	3,574	1,976	9,588	5,446
Total stock-based compensation expense	$7,434	$4,555	$20,320	$12,194

As of September 30, 2022, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $68.6 million, $4.8 million and $1.2 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.1 years, 3.5 years and 1.4 years, respectively.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and neuroendocrine tumors complicated by carcinoid syndrome, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s Disease and congenital adrenal hyperplasia, or CAH. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and neuroendocrine tumors, or NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. Approximately 26,000 people in the United States suffer from acromegaly, and depending on surgical success, many are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 171,000 adults in the United States. Of these, approximately 19%, or 33,000 patients, have carcinoid syndrome, which occurs when the tumors secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. While still an orphan disease, NETs are the second most common gastrointestinal malignancy after colon cancer. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients as detailed in National Comprehensive Cancer Network (NCCN) guidelines. In 2021, somatostatin peptide drugs accounted for approximately $3.1 billion in global sales for the treatment of acromegaly, NETs and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation for paltusotine for the treatment of acromegaly.

To date, we have conducted multiple Phase 1 and Phase 2 clinical trials and results have shown that paltusotine was generally well tolerated. In our ACROBAT Phase 2 program in acromegaly patients, paltusotine maintained IGF-1 levels in patients previously treated with injected somatostatin receptor ligands (SRLs) including in our ACROBAT Advance long-term extension study, in which paltusotine lowered and maintained IGF-1 for up to 103 weeks at levels comparable to prior injected SRL therapy.

We are currently conducting a Phase 3 development program for paltusotine in acromegaly which consists of two placebo-controlled clinical trials. The first of these, the PATHFNDR-1 trial, is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). We are also conducting a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels. The primary endpoint of both PATHFNDR studies will be the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. We expect topline data from PATHFNDR-1 in the third quarter of 2023 and from PATHFNDR-2 in the fourth quarter of 2023. We believe that, if successful, the two trials should provide data which would be submitted to regulatory authorities in support of the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies.

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

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital hyperinsulinism, or HI. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. We have completed a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study was designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We announced positive topline data from the single ascending dose, or SAD, cohorts in September 2021 and announced positive topline data from the multiple ascending dose, or MAD, cohorts in March 2022. We believe CRN04777 demonstrated pharmacologic proof-of-concept, based on potent suppression of stimulated insulin observed in these subjects. The plasma exposure of CRN04777 suggested the drug was well absorbed with a half-life of approximately 40 hours, which we believe supports the potential for once daily administration in patients. All adverse events were considered mild or moderate and there were no serious adverse events. CRN04777 was well tolerated at single and multiple doses from 0.5 mg up to 120 mg and exhibited dose-proportional pharmacokinetics for the same dose range. A dose-dependent reduction in glucose-induced insulin secretion was demonstrated with an intravenous glucose tolerance test in the SAD cohorts and a dose-dependent reversal of sulfonylurea-induced insulin secretion was seen in both the SAD and MAD cohorts. The sulfonylurea-induced insulin secretion model represents a pharmacologic analog of the hyperinsulinism that many patients experience. We expect to initiate a Phase 2 clinical program of CRN04777 in patients with congenital HI following interactions with global regulatory agencies, which are currently ongoing.

The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI. In addition, the European Medicines Agency, or EMA, has granted orphan drug designation for CRN04777 for the treatment of congenital HI and the United Kingdom Medicines and Healthcare products Regulatory Agency, or MHRA, has granted CRN04777 an Innovation Passport for the treatment of congenital HI. We also expect CRN04777 can be broadly developed for the treatment of other diseases characterized by excess insulin secretion, including forms of syndromic hyperinsulinism.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize the ACTH receptor, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease and CAH. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. We conducted a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study was designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In August 2021, we announced positive topline data from the SAD cohorts of the Phase 1 study and in May 2022, we announced positive topline results from the MAD cohorts of the Phase 1 study. CRN04894 was well tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations. We believe CRN04894 demonstrated pharmacologic proof-of-concept as the Phase 1 results showed reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events were considered mild to moderate and there were no serious adverse events.

In the fourth quarter of 2022, we entered into a Clinical Trial Agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose exploratory trial of CRN04894 in ACTH-dependent Cushing’s Syndrome, including patients with Cushing's Disease or Ectopic ACTH Syndrome, or EAS. We are also planning for later-stage clinical studies of CRN04894 in patients with CAH which we anticipate initiating in the first half of 2023.

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

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where to next deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including nonfunctional pituitary adenomas, polycystic kidney disease, metabolic diseases and Graves’ Disease (including Thyroid Eye Disease), among other indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. Other than the Sanwa License with respect to the exclusive right to develop and commercialize paltusotine in Japan and the Radionetics License with respect to the exclusive right to our radiotherapeutics technology, we have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations.

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

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of preferred stock, and sales of our common stock. As of September 30, 2022, we had unrestricted cash, cash equivalents, and investment securities of $368.4 million.

We have incurred cumulative net losses since our inception and, as of September 30, 2022, we had an accumulated deficit of $394.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Revenues

To date, our revenue has been mainly derived from grant awards and licenses. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of September 30, 2022. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. No significant purchases were made by Sanwa under the Sanwa Clinical Supply Agreement during the three and nine months ended September 30, 2022.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than those changes discussed below made in connection with the Sanwa License during the nine months ended September 30, 2022, there have not been any material changes to the critical accounting policies discussed therein during the three and nine months ended September 30, 2022.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Dollar
	2022	2021	Change
License revenues	$458	$—	$458
Operating expenses:
Research and development	31,987	21,580	10,407
General and administrative	11,925	6,227	5,698
Total operating expenses	43,912	27,807	16,105
Loss from operations	(43,454)	(27,807)	(15,647)
Other income (expense), net	1,529	(44)	1,573
Loss before equity method investment	(41,925)	(27,851)	(14,074)
Loss on equity method investment	—	—	—
Net loss	$(41,925)	$(27,851)	$(14,074)

License revenues. License revenues relate to the Sanwa License and totaled $0.5 million for the three months ended September 30, 2022. There were no license revenues during the three months ended September 30, 2021.

Research and development expenses. Research and development expenses were $32.0 million and $21.6 million for the three months ended September 30, 2022 and 2021, respectively. The change was primarily due to increased spending on manufacturing and development activities of $5.2 million associated with our clinical and nonclinical activities for paltusotine, CRN04777, CRN04894 and our other clinical and preclinical programs, an increase in personnel costs of $4.2 million, and increased consulting and outside services of $1.1 million.

General and administrative expenses. General and administrative expenses were $11.9 million and $6.2 million for the three months ended September 30, 2022 and 2021, respectively. The change was primarily due to an increase in personnel costs of $3.0 million, increased legal and professional services of $0.6 million, increased consulting and outside services of $1.7 million and increases in other corporate expenditures of $0.2 million.

Other income (expense). Other income (expense), net was $1.5 million and $(44,000) for the three months ended September 30, 2022 and 2021, respectively. The change was primarily due to income generated by our investment securities.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,		Dollar
	2022	2021	Change
License revenues	$4,028	$—	$4,028
Operating expenses:
Research and development	93,234	59,651	33,583
General and administrative	31,120	17,163	13,957
Total operating expenses	124,354	76,814	47,540
Loss from operations	(120,326)	(76,814)	(43,512)
Other income (expense), net	2,409	(33)	2,442
Loss before equity method investment	(117,917)	(76,847)	(41,070)
Loss on equity method investment	(1,010)	—	(1,010)
Net loss	$(118,927)	$(76,847)	$(42,080)

License revenues. License revenues relate to the Sanwa License and totaled $4.0 million for the nine months ended September 30, 2022. There were no license revenues during the nine months ended September 30, 2021.

Research and development expenses. Research and development expenses were $93.2 million and $59.7 million for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily due to increased spending on manufacturing and development activities of $19.8 million associated with our clinical and nonclinical activities for paltusotine, CRN04777, CRN04894 and our other clinical and preclinical programs, an increase in personnel costs of $11.0 million, and increased consulting and outside services of $2.6 million.

General and administrative expenses. General and administrative expenses were $31.1 million and $17.2 million for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily due to an increase in personnel costs of $8.2 million, increased legal and professional services of $1.4 million, increased consulting and outside services of $3.5 million and an increase in other corporate expenditures of $0.6 million.

Other income (expense). Other income (expense), net was $2.4 million and $(33,000) for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to income generated by our investment securities.

Loss on equity method investment. Loss on equity method investment was $1.0 million for the nine months ended September 30, 2022 as a result of our share of loss in Radionetics' net loss. As the Radionetics investment was recorded in the fourth quarter of the year ended December 31, 2021, there was no loss on equity method investment during the nine months ended September 30, 2021.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had unrestricted cash, cash equivalents and investment securities of $368.4 million and an accumulated deficit of $394.2 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(79,998)	$(65,689)
Net cash (used in) provided by investing activities	(210,833)	45,315
Net cash provided by financing activities	121,848	88,823
Net change in cash, cash equivalents and restricted cash	$(168,983)	$68,449

Operating Activities. Net cash used in operating activities was $80.0 million and $65.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in operations was primarily attributable to the development and manufacturing activities associated with paltusotine, CRN04777, CRN04894, and our other clinical and preclinical programs, and higher personnel costs partially offset by the $13.0 million upfront payment received upon the execution of the Sanwa License in February 2022, of which $4.0 million was recognized as license revenues during the nine months ended September 30, 2022. The net cash used in operating activities during the nine months ended September 30, 2022 was primarily due to our net loss of $118.9 million adjusted for $22.7 million of noncash charges, primarily for stock-based compensation and loss on the investment in Radionetics, and a $16.2 million change in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2021 was primarily due to our net loss of $76.8 million and a $2.2 million decrease in operating assets and liabilities, adjusted for $13.4 million of noncash charges, primarily for stock-based compensation, depreciation and the accretion in value of our investment securities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net outflow of funds of approximately $210.8 million during the first nine months of 2022, compared to net inflow of funds of approximately $45.3 million during the comparable period of 2021.

Financing activities. Net cash provided by financing activities was $121.8 million and $88.8 million for the nine months ended September 30, 2022 and 2021, respectively. The net cash provided by financing activities during 2022 and 2021 resulted from proceeds received from the sale of common stock in our underwritten follow-on offerings and cash received from the exercise of stock options.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 10, 2021, or the 2021 Shelf Registration Statement, and a prospectus supplement filed on August 12, 2022 relating to the offer and sale of up to $150.0 million of shares of our common stock in the ATM Offering by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions, pursuant to our Shelf Registration Statement on Form S-3, which became effective on August 29, 2019, or the 2019 Shelf Registration Statement. The 2019 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering. The 2019 Shelf Registration Statement expired on August 29, 2022. No shares were issued under the ATM Offering during the three and nine months ended September 30, 2022.

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

As discussed above, on August 12, 2022, we filed with the SEC a prospectus supplement to the 2021 Shelf Registration Statement pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the offer and sale of up to $150 million of shares of our common stock from time to time to or through the Sales Agents pursuant to the Sales Agreement.

2022 Lease

On September 9, 2022, we entered into a lease agreement for laboratory and office space in San Diego, California, or the 2022 Lease. We expect to move our corporate headquarters to this new facility upon our substantial completion of improvements and written landlord consent, which is expected to occur in the second half of 2023.

Under the terms of the 2022 Lease, expected future monthly minimum lease payments of $0.5 million, with six months of rent abatement in the first year, start on the earlier of (i) the date which is ten (10) months after substantial completion of demolition work, or (ii) the date of the substantial completion of improvements and first occupancy for business purposes, and the term expires on the date immediately preceding the one hundred thirty-seventh (137th) monthly anniversary of this lease payment start date. Lease payments are subject to annual 3% increases. We are also responsible for certain operating expenses and taxes during the term of the 2022 Lease. The 2022 Lease provides us with specified tenant improvement and landlord work allowances. We have (i) two options to extend the term of the 2022 Lease for an additional period of five (5) years each, and (ii) a right of first offer on adjacent space to the new facility, subject to the terms and conditions of the 2022 Lease.

The 2022 Lease did not commence as of September 30, 2022 since the Company did not control the facility. The lease will be measured and recognized upon lease commencement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the condensed consolidated statements of operations and totaled losses of approximately $0 and ($0.1 million) for the three and nine months ended September 30, 2022, respectively, and ($0.1 million) for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

Inflation Risk

Inflation has increased during the period covered by this Quarterly Report on Form 10-Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.1	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
10.1†	Lease Agreement, dated as of September 9, 2022, by and between San Diego 1 LLC and the Registrant					X
10.2#	Employment Agreement, effective as of September 30, 2022, by and between Dana Pizzuti and the Registrant					X
10.3#	Amendment to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: November 14, 2022	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2022	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)