Form 10-K
period 2022-12-31
Crinetics Pharmaceuticals, Inc.
filed 2023-02-28
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on such date of $19.64 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 24, 2023 was 53,908,865.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

CRINETICS PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

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

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors." The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use our pending trademark Crinetics in this annual report. This annual report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we or the respective owners will not assert, to the fullest extent under applicable law, any and all rights to these trademarks and tradenames.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, "Risk Factors," included in this report. These risks include, but are not limited to, the following:

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

Item 1. Business

Business Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and neuroendocrine tumors complicated by carcinoid syndrome, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s disease and congenital adrenal hyperplasia, or CAH. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and neuroendocrine tumors, or NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. Approximately 27,000 people in the United States suffer from acromegaly, and depending on surgical success, we estimate that approximately 11,000 are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 175,000 adults in the United States. Of these, it is estimated that approximately 33,000 patients have carcinoid syndrome, which occurs when the tumors secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. While still an orphan disease, NETs are the second most common gastrointestinal malignancy after colon cancer. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients as detailed in National Comprehensive Cancer Network, or NCCN, guidelines. In 2022, branded somatostatin peptide drugs accounted for approximately $2.8 billion in global sales for the treatment of acromegaly, NETs and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation for paltusotine for the treatment of acromegaly.

To date, we have conducted multiple Phase 1 and Phase 2 clinical trials and results have shown that paltusotine was generally well tolerated. In our ACROBAT Phase 2 program in acromegaly patients, including in our ACROBAT Advance long-term extension study, paltusotine maintained IGF-1 levels in patients previously treated with injected somatostatin receptor ligands, or SRLs, in which paltusotine lowered and maintained IGF-1 for up to 103 weeks at levels comparable to prior injected SRL therapy.

We are currently conducting a Phase 3 development program for paltusotine in acromegaly which consists of two placebo-controlled clinical trials. The first of these, the PATHFNDR-1 trial, is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). We are also conducting a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels. The primary endpoint of both PATHFNDR studies will be the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. Enrollment in PATHFNDR-1 was completed in 2022, and we expect topline data from the PATHFNDR-1 study in the third quarter of 2023. Enrollment in the PATHFNDR-2 study is ongoing and, based on our current projections, we expect topline data in the first quarter of 2024. We believe that, if successful, the two trials could support marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies, and we would plan to seek regulatory approval for paltusotine for the treatment of acromegaly in the United States with an anticipated submission of a New Drug Application, or NDA, in 2024.

We are also conducting a Phase 2 trial to assess the safety and pharmacokinetics of paltusotine in patients with NETs complicated by carcinoid syndrome. We expect data from this study in the second half of 2023.

In February 2022, we entered into a license agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, pursuant to which Sanwa has the exclusive right to develop and commercialize paltusotine in Japan, or the Sanwa License.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize the ACTH receptor, intended for the treatment of diseases caused by excess ACTH, including Cushing’s disease and CAH. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a loss of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. In the United States, there are an estimated 27,000 patients with CAH and over 11,000 patients with Cushing’s disease. Of the patients with CAH and Cushing’s disease, we estimate that 17,000 and 5,000 patients, respectively, are potential candidates for treatment with CRN04894.

We conducted a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study was designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. We announced positive topline data from the Phase 1 study. CRN04894 was well tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations. We believe CRN04894 demonstrated pharmacologic proof-of-concept, as the Phase 1 results showed reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events were considered mild to moderate and there were no serious adverse events.

In the fourth quarter of 2022, we entered into a Clinical Trial Agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose exploratory trial of CRN04894 in ACTH dependent Cushing’s Syndrome, or ADCS. ADCS includes patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS. This open-label study is designed to evaluate safety and pharmacokinetics of increasing doses of CRN04894 in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. Study activities for this study have begun and data is expected from the study in 2024.

In January 2023, we submitted an Investigational New Drug application, or IND, to the FDA for the study of CRN04894 in CAH. In February 2023, we were notified that the IND was allowed to proceed, and we have initiated study activities for a Phase 2 study in CAH patients. This open-label Phase 2 study is designed to evaluate the safety and pharmacokinetics of increasing doses of CRN04894. In addition, biomarkers, including serum androstenedione and 17 hydroxyprogesterone, will be measured as we seek to evaluate the potential efficacy of CRN04894. Data from this Phase 2 study is expected in 2024.

CRN04777 (SST5 Agonist)

CRN04777 is our investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital hyperinsulinism, or HI. Congenital HI is a devastating rare genetic disease associated with dysregulated insulin production, in which excess insulin produces life-threatening hypoglycemia (low blood glucose) beginning at birth. This loss of homeostatic control of blood glucose levels can lead to seizures, developmental disorders, learning disabilities, coma and even death. Congenital HI occurs in approximately 1 in 25,000 to 50,000 new births in the United States. Approximately 2,200 patients in the United States are diagnosed with Congenital HI, and depending on surgical success, we estimate that approximately 1,500 are candidates for chronic pharmacological intervention. We have completed a double-blind, randomized, placebo-controlled Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. In addition, the study was designed to evaluate the potential mechanism of action of CRN04777 by measuring the suppression of insulin secretion in healthy volunteers following stimulation with either glucose or a sulfonylurea, agents that increase the secretion of insulin. We announced positive topline data from the single ascending dose, or SAD, cohorts and the multiple ascending dose, or MAD, cohorts and we believe CRN04777 demonstrated pharmacologic proof-of-concept, based on potent suppression of stimulated insulin observed in these subjects. The plasma exposure of CRN04777 suggested the drug was well absorbed with a half-life of approximately 40 hours, which we believe supports the potential for once daily administration in patients. All adverse events were considered mild or moderate and there were no serious adverse events. CRN04777 was well tolerated at single and multiple doses from 0.5 mg up to 120 mg and exhibited dose-proportional pharmacokinetics for the same dose range. A dose-dependent reduction in glucose-induced insulin secretion was demonstrated with an intravenous glucose tolerance test in the SAD cohorts and a dose-dependent reversal of sulfonylurea-induced insulin secretion was seen in both the SAD and MAD cohorts. The sulfonylurea-induced insulin secretion model represents a pharmacologic analog of the hyperinsulinism that many patients experience.

Following the completion of the adult healthy volunteer study under a Clinical Trial Application in Germany, in October 2022, we submitted an IND to the FDA to initiate the first U.S. clinical study of CRN04777, which is designed to evaluate the compound in a pediatric population (ages 3 months to 12 years). In November 2022, the FDA informed us that the IND was placed on clinical hold and the proposed Phase 2 clinical study may not yet be initiated. We are in the process of collecting additional information and data to submit to the FDA, with the goal of being allowed to proceed with the Phase 2 study in patients with congenital HI.

The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI. The European Medicines Agency, or EMA, has granted orphan drug designation for CRN04777 for the treatment of congenital HI and the United Kingdom Medicines and Healthcare products Regulatory Agency, or MHRA, has granted CRN04777 an Innovation Passport for the treatment of congenital HI. We also expect CRN04777 can be broadly developed for the treatment of other diseases characterized by excess insulin secretion, including forms of syndromic hyperinsulinism, of which there are an estimated 1,700 patients in the United States.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of primary hyperparathyroidism, or PHPT and humoral hypercalcemia of malignancy, or HHM, and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can lead to skeletal, renal, gastrointestinal, and neurological problems. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels, or hypercalcemia. Some patients experience no symptoms, and many can have surgery to remove the tumor and/or hyperactive gland(s), while some require management with medical therapy. Symptomatic PHPT is characterized by skeletal, renal, gastrointestinal, and neurological manifestations with increased mortality. HHM typically arises in patients with advanced-stage cancers. In cases of HHM, over-secretion of PTHrP caused by the malignant tumor results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. We have identified investigational, orally available nonpeptide PTH antagonists that showed activity and drug-like properties in preclinical models. We are evaluating a subset of molecules to identify potential development candidates that we believe are suitable for evaluation in human clinical trials, and we expect to select a development candidate in 2023.

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

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where to next deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including polycystic kidney disease, metabolic diseases (including diabetes and obesity) and Graves’ Disease (including Thyroid Eye Disease), among other indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations except with respect to the exclusive right to develop and commercialize paltusotine in Japan pursuant to the Sanwa License, and the exclusive right to our radiotherapeutics technology pursuant to the Radionetics License.

Our strategy

Our objective is to transform the treatment of endocrine diseases and endocrine-related tumors by creating a diversified portfolio of novel therapeutics that will advance the standard of care. To achieve this objective, we are pursuing the following strategy:

•
Focus on endocrine diseases and endocrine-related tumors with significant unmet medical need. There are numerous endocrine diseases and endocrine-related tumors for which currently available pharmacological therapies (when they exist) have significant limitations in efficacy, safety and/or tolerability. Patients living with these diseases often experience significant morbidity, mortality and/or poor quality of life. We are focused on discovering, developing, and commercializing orally available therapies for multiple indications across endocrinology to advance the standard of care for these patients.
•
Rapidly advance multiple product candidates in parallel to clinical proof-of-concept and late-stage development by targeting diseases that require relatively small trials and employ validated biomarkers as clinical endpoints. Phase 1 clinical trials for endocrine diseases and endocrine-related tumors can often measure predictive biomarkers in healthy volunteers and lower the technical risk by providing a predictive measure of efficacy early in clinical development. Clinical trials in these indications often enroll relatively small numbers of trial subjects and use validated biomarkers as registration endpoints, which we believe will allow us to efficiently develop multiple clinical programs in parallel.
•
Continue to expand our therapeutic pipeline for endocrine diseases by leveraging the capabilities of our experienced discovery team in the area of peptide hormone GPCRs. Our discovery team has significant expertise in understanding and creating product candidates to influence the dynamic behavior of GPCRs and has developed a number of proprietary methods, techniques and tools that we believe will enable us to efficiently and reliably evaluate newly synthesized molecules. We employ an iterative strategy where compounds are designed, synthesized, and rapidly characterized for pharmacologic and pharmaceutical properties. This approach has led to our current pipeline, and we will continue to invest in creating additional product candidates acting at this important class of targets. Peptide hormone GPCRs regulate many aspects of physiology and are attractive drug targets for treating a broad range of diseases. There are more than 80 known peptide hormones acting at more than 120 known different receptors. With each of our drug discovery programs, our goal is to specifically tailor a product candidate with pharmacologic and pharmaceutical properties highly optimized for its interaction with its specific GPCR target that we anticipate will translate to downstream benefits in our chosen therapeutic applications.
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

GPCRs were originally thought to function as simple on-off switches responding to hormones and neurotransmitters but have since been shown to exhibit complex and diverse molecular and cellular behaviors. Many lines of structural and mechanistic research demonstrate that distinct signaling cascades and feedback mechanisms create multi-dimensional pathways with distinct physiological responses. These different responses are based on ligand binding kinetics, receptor regulation and trafficking (Figure 1). Some transduce signals into the cell interior to regulate various cellular functions. Other responses attenuate hormonal signals to prevent overstimulation and include receptor internalization (a removal of the GPCR from the cell surface, which makes it unavailable for external ligands), desensitization and downregulation. The capacity of a GPCR ligand to preferentially affect one of these pathways, such as G-protein signaling, over others, such as receptor downregulation, is termed biased agonism We believe our understanding of these different signaling pathways enables us to develop oral, small molecule product candidates that not only are highly selective for specific receptor subtypes but also are further custom-tailored to activate specific GPCR properties and ultimately improve patient outcomes.

Our product candidates

All of our product candidates have been discovered and developed internally and we have retained global rights to commercialize our product candidates and have no royalty or licensing obligations. The following table summarizes our product candidate pipeline.

Somatostatin receptor type 2 agonists for the treatment of acromegaly and neuroendocrine tumors

Our lead product, paltusotine, is an oral selective nonpeptide SST2 agonist in clinical development for the treatment of acromegaly. The FDA granted orphan drug designation for paltusotine for the treatment of acromegaly. Results from our Phase 1 trial of paltusotine demonstrated initial clinical proof-of-concept based on observed suppression of GH and IGF-1 secretion in healthy volunteers. In October 2020, we announced positive topline results from the ACROBAT Edge and Evolve Phase 2 trials in acromegaly. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained IGF-1 levels at Week 13 in acromegaly patients who were switched from an injected somatostatin receptor ligand depot of either octreotide or lanreotide monotherapy. We are currently conducting our Phase 3 program of paltusotine in acromegaly patients and topline data is expected in the second half of 2023. We are also conducting a Phase 2 trial to assess the safety and pharmacokinetics of paltusotine in patients with NETs complicated by carcinoid syndrome. We expect topline data from this study in the second half of 2023. In February 2022, we entered into the Sanwa License pursuant to which Sanwa has the exclusive right to develop and commercialize paltusotine in Japan.

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

Acromegaly is often suspected when the patient exhibits enlargement of extremities and an alteration of facial features. Pituitary tumors are also often found during clinical workup for severe headaches, vision changes or incidentally on cranial imaging initiated for other reasons. Elevation of serum IGF-1 levels confirms the suspicion of acromegaly, but a formal diagnosis requires lack of suppression of serum GH levels in response to an oral glucose tolerance test. A magnetic resonance imaging (MRI) or computerized tomography (CT) scan of the pituitary is then used to locate the tumor, determine its size and assess the potential for surgical intervention. It is estimated that there are approximately 27,000 patients in the United States with acromegaly, 11,000 of whom we estimate are candidates for pharmacotherapy.

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

Neuroendocrine tumors (NETs) background

NETs arise from cells of the enteroendocrine system in the gastrointestinal tract (approximately 70% of cases) but can also arise from neuroendocrine cells in the lung (approximately 25% of cases) or, more rarely, the pancreas. These tumors are usually slow growing and often initially asymptomatic. Therefore, many patients are only diagnosed at a time of extensive metastatic disease, and these patients can progress to liver failure. In approximately 19% of cases, these tumors are associated with excess secretion of serotonin resulting in carcinoid syndrome, which is characterized by severe diarrhea and flushing. NETs are present in approximately 175,000 adults in the United States, of which it is estimated that approximately 33,000 patients have carcinoid syndrome. While still an orphan disease, NETs are the second most common gastrointestinal malignancy after colon cancer.

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

Based on feedback from our interactions with the FDA and other regulators, we have defined our Phase 3 development program which consists of two placebo-controlled clinical trials. We are conducting PATHFNDR-1, which is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of SRL monotherapy (octreotide LAR or lanreotide depot). The primary endpoint is the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of a nine-month treatment period on paltusotine as compared to placebo. We are also conducting a second study, PATHFNDR-2, which is designed as a double-blind, placebo-controlled, twenty-four-week trial in acromegaly patients with elevated IGF-1 levels, who are untreated. Three groups of subjects will be enrolled including subjects with no prior medical therapy (Group 1), subjects who last received medical therapy at least 4 months prior to screening (Group 2), and subjects who are controlled on octreotide or lanreotide but agree to washout prior to beginning study treatment (Group 3). Groups 1 and 2 constitute Stratum 1 and Group 3 constitutes Stratum 2. The study population will be stratified to ensure equivalent active treatment versus placebo allocations in each stratum. Approximately 76 subjects are planned to be enrolled based on the assumption that there will be an equal number of subjects in each stratum. If enrollment in Stratum 2 is below a prespecified threshold, the protocol allows for an increase in the sample size to ensure sufficient statistical power to detect a difference between the active and placebo groups. The primary endpoint in PATHFNDR-2 is also the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. A new tablet formulation of paltusotine is being used in both trials. When evaluated in a Phase 1 pharmacokinetic healthy volunteer study, the tablet formulation had a reduced fasting requirement compared to the capsule formulation that was used in prior trials and dose proportional exposure was observed up to 80 mg. Enrollment in PATHFNDR-1 was completed in 2022 and we expect topline data from the PATHFNDR-1 study in the third quarter of 2023. Enrollment in the PATHFNDR-2 study is ongoing and, based on our current projections, we expect topline data in the first quarter of 2024. We believe that, if successful, these trials could support marketing applications of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies, and we would plan to seek regulatory approval for paltusotine for the treatment of acromegaly in the United States with an anticipated submission of a New Drug Application, or NDA, in 2024.

We are also conducting an open-label Phase 2 trial to assess the safety and pharmacokinetics of paltusotine in patients with NETs complicated by carcinoid syndrome. We expect data from this study in the second half of 2023.

ACTH antagonists for the treatment of Cushing’s disease, Congenital, Adrenal Hyperplasia, and other diseases of ACTH excess

We are developing, CRN04894, an investigational, orally available nonpeptide ACTH antagonist, designed to block the action of adrenocorticotrophic hormone, or ACTH. CRN04894 is intended for the treatment of diseases caused by excess ACTH. CRN04894 is currently in development for Cushing’s disease and CAH. We have completed a Phase 1 study of CRN04894 in healthy volunteers, initiated clinical studies in patients with Cushing's disease and initiated study activities for a Phase 2 study in patients with CAH.

Background on diseases of ACTH excess

Cushing’s syndrome was first described by Harvey Cushing over a century ago and results from a prolonged exposure to elevated levels of glucocorticoids, particularly cortisol. Common signs include growth of fat pads (above the collarbone and on back of the neck), abdominal obesity, facial fat accumulation, excessive sweating, dilation of capillaries, thinning of the skin, muscle weakness, hirsutism, depression/anxiety, hypertension, osteoporosis, insulin resistance and hyperglycemia, heart disease and a range of other metabolic disturbances resulting in high morbidity. While excessive synthetic steroid administration or adrenal tumors can cause ACTH-independent forms of the disease, ACTH dependent Cushing’s syndrome (which includes Cushing’s disease and Ectopic ACTH Syndrome) is the most common form accounting for 60-80% of all cases. Cushing’s disease is caused by tumors of pituitary corticotroph cells that secrete excess ACTH. EAS is caused by tumors outside the pituitary gland that secrete excess ACTH.

Cushing’s disease is an orphan indication with a prevalence of approximately 11,000 patients in the United States. It presents more commonly in women, and usually between 30 and 50 years of age. Cushing’s disease often takes many years to diagnose and may well be under-diagnosed in the general population as many of its symptoms such as lethargy, depression, obesity, hypertension, hirsutism and menstrual irregularity can be incorrectly attributed to other more common disorders.

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

The current treatment algorithm for CAH consists of lifelong daily glucocorticoid supplementation which attempts to address the body's inability to synthesize cortisol as well as its over-production of androgens that results from misregulated steroidogenesis. The inability to precisely dose glucocorticoids can often lead to enduring cycles of over- or under-treatment. Under-treatment can result in adrenal crisis and intramuscular stress doses of glucocorticoid for acute illness are common. CAH patients have a two-fold risk of bone fractures compared to the general population and commonly suffer from hypercholesterolemia, insulin resistance, and hypertension. Compared to the general population, CAH patients have a diminished life expectancy of 7 years, and more than 20% of CAH patients will die of a condition complicated by adrenal crisis. Therefore, we believe a significant unmet medical need exists for improved agents to treat both Cushing’s disease and CAH.

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

Clinical development

We conducted a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study was designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. We announced positive topline data from the Phase 1 study, and CRN04894 was well tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations. We believe CRN04894 demonstrated pharmacologic proof-of-concept, as the Phase 1 results showed reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events were considered mild to moderate and there were no serious adverse events.

In the fourth quarter of 2022, we entered into a Clinical Trial Agreement with the NIDDK of the NIH to collaborate on a company-sponsored multiple-ascending dose exploratory trial of CRN04894 in ADCS, including patients with Cushing's disease or EAS. This open-label study is designed to evaluate safety and pharmacokinetics of increasing doses of CRN04894 in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. Study activities have begun and data is expected from the study in 2024.

In January 2023, we submitted an IND to the FDA for the study of CRN04894 in CAH. In February 2023, we were notified that the IND was allowed to proceed, and we have initiated study activities for a Phase 2 study in CAH patients. This open-label Phase 2 study is designed to evaluate the safety and pharmacokinetics of increasing doses of CRN04894. In addition, biomarkers, including serum androstenedione and 17 hydroxyprogesterone, will be measured as we seek to evaluate the potential efficacy of CRN04894. Data from this Phase 2 study is expected in 2024.

Somatostatin receptor type 5 agonists for the treatment of hyperinsulinism

We are developing CRN04777, an investigational, oral, selective nonpeptide SST5 receptor agonist that is designed to inhibit the excess insulin secretion associated with congenital and acquired disorders of hyperinsulinism, with our initial focus on congenital HI. CRN04777 is intended to act at the SST5 receptor, which is independent of many of the mutations that cause congenital HI and, therefore, should allow CRN04777 to be broadly applicable to congenital HI patients across all underlying mutations. We have completed a Phase 1 study of CRN04777 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04777. Following the completion of the adult healthy volunteer study under a Clinical Trial Application in Germany, in October 2022, we submitted an IND to the FDA to initiate the first U.S. clinical study of CRN04777, which is designed to evaluate the compound in a pediatric population (ages 3 months - 12 years). In November 2022, the FDA informed us that the IND was placed on clinical hold and the proposed Phase 2 clinical study may not yet be initiated. We are in the process of collecting additional information and data to submit to the FDA, with the goal of being allowed to proceed with the Phase 2 study in patients with congenital HI.

The FDA has granted rare pediatric disease designation for CRN04777 for the treatment of congenital HI. In addition, the EMA has granted orphan drug designation for CRN04777 for the treatment of congenital HI and the United Kingdom MHRA has granted CRN04777 an Innovation Passport for the treatment of congenital HI. We also expect CRN04777 can be broadly developed for the treatment of other diseases characterized by excess insulin secretion, including forms of syndromic hyperinsulinism.

Hyperinsulinism background

Hyperinsulinism is a heterogeneous condition in which dangerously low blood sugar levels are caused by increased insulin secretion from pancreatic ß-cells. The most severe form of hyperinsulinism arises from congenital HI, a disorder whose underlying pathology is driven by genetic mutations in key genes involved in regulating insulin secretion from ß-cells. The incidence of congenital HI is approximately 1 in 30,000 to 50,000 new births in the United States, and it is estimated that there are 2,200 patients in the United States, of which it is estimated that 1,500 are eligible for pharmacotherapy because surgery was not possible or curative. Hyperinsulinism is one of the most frequent causes of persistent hypoglycemia in neonates and infants. Early diagnosis is vital to prevent neurological complications due to chronic low blood sugar, which can result in neurodevelopmental and behavior disorders, epilepsy or seizures, and even death. There are also other diseases characterized by excess insulin secretion, including forms of syndromic hyperinsulinism. Rather than being caused by a single gene mutation confined to the pancreatic beta-cell, syndromic HI may occur as part of a constellation of clinical findings in diseases where genetic mutations have pleiotropic effects outside of the beta-cell. Sotos syndrome, Beckwith Wiedemann syndrome, Kabuki syndrome and Turner’s syndrome are examples of disorders from which many patients suffer from HI. It is estimated that there are approximately 1,700 patients with syndromic hyperinsulinisms in the United States. Hyperinsulinism can also be a severe complication for patients with insulin secreting tumors (insulinomas). Insulinomas are a specific type of NET derived from pancreatic ß-cells that secrete insulin and cause hypoglycemia. The incidence of insulinomas is 1 to 4 in 1,000,000 persons. Some patients who have undergone gastric bypass surgery can also present with hyperinsulinism resulting from increases in post-prandial insulin resulting in recurrent post-bariatric hypoglycemia (PBH).

Current treatments and limitations

Maintaining glucose levels through feeding or glucose infusions is the first step in managing congenital HI. Diazoxide is the only approved therapy indicated for hyperinsulinemia. It acts at the ATP-sensitive potassium channels, or KATP, that are involved in insulin secretion and inhibits insulin secretion. However, mutations in these channels are present in approximately 55% to 60% of congenital HI patients, which limits the efficacy of the drug in this population. There are also serious side effects of diazoxide, which include hypertrichosis (abnormal and excessive hair growth over much of the body) and pulmonary hypertension, for which the FDA issued a warning regarding its use in infants and children. Somatostatin receptor 2 (SST2) agonists, octreotide and lanreotide, are also used off-label in patients who are not adequately treated with diazoxide. Octreotide is administered as subcutaneous injections up to six times/day and can suppress both insulin and glucagon secretion. As glucagon is a primary physiologic defense mechanism against hypoglycemia, targeting SST2 is not optimal for congenital HI patients, and octreotide therapy is only used effectively in 5% to 10% of the patient population, and co-administration with enteral dextrose is often required. Monthly long-acting SST2 agonists, lanreotide depot and octreotide long-acting release (LAR), have replaced short-acting octreotide in some patients. Patients receiving long-acting SST2 agonists have variable glycemic profile across the month, with hyperglycemia sometimes lasting for days after the dose, and hypoglycemia often occurring prior to the next scheduled injection. Patients who fail pharmacological therapy often progress to partial or nearly complete pancreatectomy, the surgical removal of all or a part of the pancreas, which can result in type I diabetes that must be managed for the remainder of the patient’s life. We believe an orally available SST5 agonist would provide an important new therapeutic option that inhibits insulin secretion while avoiding glucagon suppression, allowing these patients to maintain normal glucose levels and possibly avoid pancreatectomy.

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

CRN04777 met our rigorous internal criteria that we use to determine if a product candidate should enter into preclinical development. This includes extensive evaluation of pharmacology, selectivity, drug interaction potential, oral bioavailability and PK, synthetic accessibility and preliminary non-GLP safety assessments including toxicology and cardiovascular safety studies in multiple species. Additionally, preclinical safety of CRN04777 has been evaluated in in vitro and in vivo GLP studies in rats and dogs, including safety pharmacology, general toxicity, genotoxicity, and phototoxicity studies.

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

On Day 10 of each of the MAD cohorts, participants underwent a challenge with a sulfonylurea, which induces HI, pharmacologically mimicking the effects of the most common genetic mutations in congenital HI. To avoid the occurrence of hypoglycemia as a result of increased insulin secretion, patients undergoing the sulfonylurea challenge were evaluated using the euglycemic clamp procedure, meaning they received intravenous (IV) glucose support, with the glucose infusion rate increasing in automated fashion to maintain safe glucose levels. One hour after the sulfonylurea challenge, the final dose of CRN04777 was administered, which led to a dose-proportional and rapid reduction of insulin secretion and glucose infusion rate requirement compared to placebo. In participants receiving 120 mg of CRN04777, the need for IV glucose support was eliminated for most patients.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of primary hyperparathyroidism, or PHPT and humoral hypercalcemia of malignancy, or HHM, and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can lead to skeletal, renal, gastrointestinal, and neurological problems. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels, or hypercalcemia. Some patients experience no symptoms, and many can have surgery to remove the tumor and/or hyperactive gland(s), while some require management with medical therapy. Symptomatic PHPT is characterized by skeletal, renal, gastrointestinal, and neurological manifestations with increased mortality. HHM typically arises in patients with advanced-stage cancers. In cases of HHM, over-secretion of PTHrP caused by the malignant tumor results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. We have identified investigational, orally available nonpeptide PTH antagonists that showed activity and drug-like properties in preclinical models. We are evaluating a subset of molecules to identify potential development candidates that we believe are suitable for evaluation in human clinical trials, and we expect to select a development candidate in 2023.

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where to next deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including polycystic kidney disease, metabolic diseases (including diabetes and obesity) and Graves’ Disease (including Thyroid Eye Disease), among other indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations except with respect to the exclusive right to develop and commercialize paltusotine in Japan pursuant to the Sanwa License, and the exclusive right to our radiotherapeutics technology pursuant to the Radionetics License.

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

Intellectual property

We actively protect our commercially important proprietary technology by, among other methods, obtaining, maintaining, and defending our patent rights. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The period of patent term extension in the United States cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Some countries also provide mechanisms to recapture a portion of the patent term lost during regulatory review, similar to patent term extension in the United States. The amount of patent term that can be recaptured depends on the laws of the relevant jurisdictions. There is no guarantee that the applicable authorities, including the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors - Risks Related to Our Intellectual Property.”

We have filed numerous patent applications covering our internally developed product candidates in the United States and in jurisdictions outside of the United States, resulting in multiple issued patents. We currently file patent applications covering the compounds in our lead product candidates in the United States, Europe, Japan, China, South Korea, Australia, Canada, Israel, Mexico, Taiwan, Brazil, India, Eurasia, New Zealand, Ukraine, Indonesia, Singapore, and South Africa, and certain candidates in Hong Kong, Malaysia, Philippines, Thailand, Vietnam, Chile, Colombia, Argentina, Peru, Venezuela, and Egypt. We pursue patent protection for all inventions and improvements throughout development, including, when possible, compositions of matter, methods of use, dosage regimens, formulations, crystalline forms (polymorphs), and manufacturing processes.

We own multiple issued patents and pending patent applications relating to our lead product candidate paltusotine. Issued patents claiming the compound paltusotine as composition-of-matter have been obtained in the United States, Europe, China, and Japan, among other jurisdictions, and are estimated to expire in 2037, not including any available patent term adjustments or extensions. We own additional issued patents and pending patent applications relating to our lead product candidate paltusotine, its methods of use, dosage regimens, formulations, and crystalline forms (polymorphs), which, when issued, are estimated to expire between 2039 and 2043, not including any available patent term adjustments or extensions.

We own multiple issued patents and pending patent applications relating to our ACTH antagonist product candidate CRN04894. Issued patents claiming the compound CRN04894 as composition-of-matter have been obtained in the United States and are estimated to expire in 2039, not including any available patent term adjustments or extensions. We own additional pending patent applications relating to our lead product candidate CRN04894, its methods of use, and crystalline forms (polymorphs), which, when issued, are estimated to expire between 2042 and 2043, not including any available patent term adjustments or extensions.

We own an issued patent and multiple pending patent applications relating to our SST5 product candidate CRN04777. An issued patent claiming the compound CRN04777 as composition-of-matter has been obtained in the United States and is estimated to expire in 2040, not including any available patent term adjustments or extensions. We own additional patent applications relating to our lead product candidate CRN04777, its methods of use, and crystalline forms (polymorphs), which, when issued, are estimated to expire in 2042, not including any available patent term adjustments or extensions.

We own a variety of other issued patents and pending patent applications related to various compounds, pharmaceutical compositions and methods of use. The issued patents, and any patents that may issue from the pending patent applications, are estimated to expire between 2036 and 2043, not including any available patent term adjustments or extensions.

We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology, which strengthen and maintain our proprietary position in the field of endocrinology. We own one registered trademark in the United States, three registered trademarks in the UK, and three registered trademarks in the European Union. We also plan to rely on data exclusivities and market exclusivities, when available, to provide additional protection for our products.

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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCP; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

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

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as subsequently amended by as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, as amended, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (3) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (4) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (7) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (8) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (9) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Cybersecurity

In the normal course of business, we may collect and store personal information and certain sensitive company information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, encryption of critical data, and security assessment of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our data security practices. A third party security consultant conducts regular network security reviews, scans and audits. In addition, we maintain insurance that includes cybersecurity coverage.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Employees and Human Capital Resources

As of February 24, 2023, we had 210 full-time employees, 55 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we rely on a number of consultants to assist us.

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

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2022, we had an accumulated deficit of $439.2 million. Our losses have primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved products.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of paltusotine, CRN04777, and CRN04894 and continue our research and development activities and conduct preclinical studies for our other development programs, and seek regulatory approval for our current product candidates and any future product candidates, including product candidates that we may develop for polycystic kidney disease, metabolic diseases (including diabetes and obesity) and Graves’ Disease (including Thyroid Eye Disease), among other indications. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we incur, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and investment securities will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, such as our follow-on public offerings and private placements completed in 2021 and 2022, or other sources, including strategic collaborations. We do not currently have any active grants nor do we expect grant revenues to be a material source of future revenue. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2019 we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or the Sales Agents, under which we may, from time to time, sell up to $150.0 million of shares of our common stock through the Sales Agents. However, there can be no assurance that the Sales Agents will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agents at any time upon ten days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, such as our follow-on public offerings and private placements completed in 2021 and 2022, and under the Sales

Agreement, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of paltusotine, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our current stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted preclinical studies and have obtained Phase 2 results for paltusotine in acromegaly subjects, we do not know how paltusotine will perform in future clinical trials, including as a result of any differences resulting from the use of our new tablet formulation that is in our ongoing Phase 3 clinical trials of paltusotine. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, although our product candidates all target endocrine diseases and/or endocrine-related tumors, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical proof-of-concept in healthy volunteers.

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

The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND or similar regulatory filing, which may lead to additional delays and increase the costs of our preclinical development programs. For example, in November 2022, the FDA informed us that our IND for CRN04777 was placed on clinical hold and the proposed Phase 2 clinical study may not yet be initiated. Although we believe we will be able to successfully resolve the issues identified by the FDA and initiate our Phase 2 clinical trial, there is no guarantee that the FDA will allow such trial to proceed in a timely manner, or at all. This or any other such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, conducting clinical trials in foreign countries, as we currently are and may continue to do, for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries. For example, we had planned to conduct clinical trials at sites in Russia but paused activities at these sites prior to randomizing patients due to the conflict in Ukraine and the imposition of sanctions against Russia.

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

The COVID-19 pandemic, related variants and other epidemic diseases has and could continue to adversely impact our business, including our drug manufacturing, nonclinical activities and clinical trials.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. The extent to which the COVID-19 pandemic may impact our business, including our preclinical studies, planned clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. For example, the recent lifting of COVID-19 restrictions and subsequent COVID-19 outbreaks in China have resulted in delays to our planned recruitment of patients in our PATHFNDR-2 study. Previously, we have experienced certain delays in our clinical trials which resulted in a several month delay in the release of preliminary data from our Phase 1 study of CRN04894 due to the fact that some of the healthy volunteers contracted COVID-19 during a cohort of the multiple ascending dose portion of the study. We continue to actively monitor COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of its employees and other third parties with whom the Company does business. In connection with the COVID-19 pandemic or an outbreak of another highly infectious or contagious disease or other health concern, we may continue to experience disruptions that could severely impact our business, drug manufacturing, nonclinical activities, and clinical trials, including:

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
•
changes in local regulations as part of a response to COVID-19 or other epidemic diseases which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
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

In addition, the spread of COVID-19 has impacted and may continue to impact the trading price of shares of our common stock and could further impact our ability to raise additional capital on a timely basis or at all.

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

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned or ongoing clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, each of our target indications is an orphan indication and, in particular, our lead product candidate, paltusotine, targets acromegaly, a condition which currently affects approximately 27,000 people in the United States. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned or ongoing clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

We have conducted, and continue to conduct, clinical trials for our product candidates outside of the United States and we may do so for our other product candidates. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting, and may in the future conduct, certain of our clinical trials at centers outside of the United States. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or a comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. If the FDA, U.K. Medicines and Healthcare products Regulatory Agency, or MHRA, or other foreign equivalents do not accept any data generated from other jurisdictions, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

In particular, we had planned to conduct our PATHFNDR-1 and PATHFNDR-2 trials of paltusotine in acromegaly patients at sites in Russia, but suspended our enrollment efforts for the foreseeable future at such sites. As a result of Russia’s invasion of Ukraine in February 2022, the United States and its European allies have imposed significant sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia and elsewhere in the region may become restricted under applicable sanctions laws, which would require us to identify alternative trial sites, which may increase our development costs and delay the clinical development of our product candidates. All of the foregoing could impede the execution of our clinical development plans, which could materially harm our business.

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

We are dependent on third parties to conduct our preclinical studies and clinical trials, including our clinical trials for paltusotine, CRN04777, CRN04894, and any future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, or any other pandemic or outbreak of a contagious disease. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three branded injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Recordati Rare Diseases Inc.). Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In 2020, Chiasma, Inc. (Chiasma acquired by Amryt Pharma, Aug 2021) received marketing approval in the United States for an oral octreotide product, MYCAPSSA, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. In December 2021, the FDA approved a lanreotide injection biosimilar manufactured by Cipla Ltd. for the treatment of acromegaly and GEP-NETs. Other products in clinical development include new formulations of peptide somatostatin agonists or GH receptor antagonists. Other companies developing new pharmaceutical therapies for acromegaly include Camurus AB, Ionis Pharmaceuticals, Inc./Antisense Therapeutics Ltd., Aquestive Therapeutics, Inc., XERIS Pharmaceuticals, Amolyt Pharma and Rani Therapeutics, Inc.

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

We may seek to enter into collaborations, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate in such markets. We may not be successful in our efforts to establish such collaborations for our product candidates because our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Further, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

As of February 24, 2023, we had 210 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the U.S., E.U. and in many other jurisdictions where we may in the future conduct our operations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. As we receive, collect, process, use and store personal and confidential data, we are or may be subject to diverse laws and regulations relating to data privacy and security. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In the U.S., we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or collectively, HIPAA, impose, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information held by covered entities and their business associates. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, state laws govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In the European Economic Area, or EEA, the General Data Protection Regulation, or GDPR, imposes stringent requirements for controllers and processors of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals and a strong individual data rights regime, short timelines for data breach notifications, limitations on retention and secondary use of information, significant requirements pertaining to health data and pseudonymized (i.e., key-coded) data and obligations when we contract third-party processors in connection with the processing of the personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/ or start taking enforcement action, we could suffer additional costs, complaints and/ or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Additionally, from 1 January 2021, we have been subject to the GDPR and also the UK GDPR which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

In conjunction with formation of Radionetics, we initially retained a majority equity stake in Radionetics and have the potential to receive future sales milestones and royalties on net sales of any approved products subject and pursuant to the terms of our license agreement. However, Radionetics will need additional capital to advance its pipeline and our ownership interest may be diminished in connection with future capital raising. In addition, our ability to receive milestone or royalty payments from Radionetics will depend on Radionetics ability to advance its pipeline through clinical development, regulatory approval and ultimately commercial sales, all of which will take significant time, will be subject to inherent risks in drug development and may be impacted by changes in regulatory requirements, healthcare reform measures and competitive dynamics. Further, the Radionetics nonpeptide therapeutics platform technology targeting the delivery of therapeutic radioisotopes is novel and unproven and may never lead to approved products of commercial value. As a result, we and our stockholders may never realize future value from our equity interest in or license agreement or research collaboration with Radionetics.

Risks related to our intellectual property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to obtain the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our patents may be challenged in the courts or patent offices in the United States and abroad, and may be narrowed or invalidated as a result of challenges by third parties. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity or patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products to ours, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our issued patents and pending patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The patent position of biopharmaceutical companies is generally highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any issued patents that we own may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

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

The outcome following legal assertions of invalidity and/or unenforceability is unpredictable, and prior art could render our patents invalid. There is no assurance that all potentially relevant prior art relating to our issued patents and pending patent applications has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a patent claim.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection for such product candidate(s). In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Patents are of national or regional effect. Filing, prosecuting and defending patents in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United

States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. As an example, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our product candidates, proprietary technologies, and their uses. While we will endeavor to try to protect our product candidates, proprietary technologies, and their uses, with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time consuming, expensive, and unpredictable.

Further, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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
•
general economic, industry and market conditions or other events or factors, many of which are beyond our control, such as the COVID-19 pandemic, inflation, interest rates and the military conflict between Russia and Ukraine;
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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 49.7% of our outstanding common stock as of February 24, 2023. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 5,461,446 shares of our outstanding common stock, or approximately 10.1% of our total outstanding common stock as of February 24, 2023, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to incur net operating losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income (subject to limitations), if any, until such NOLs expire (if subject to expiration). As of December 31, 2022, we had federal, state and foreign NOL carryforwards of approximately $254.5 million, $218.0 million and $1.3 million, respectively. The federal NOL carryforwards generated in taxable years beginning after December 31, 2017 of $248.1 million will carry forward indefinitely, but can be used to offset only up to 80% of taxable income in a given taxable year (which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years), while those NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin expiring in 2035, unless previously utilized, but are not subject to the 80% annual limitation on use. $0.5 million of the state loss carryforwards will carryforward indefinitely. The remaining state NOL carryforwards begin expiring in 2035, unless previously utilized. Our foreign NOL carryforwards do not expire. We also have federal and California research and development (R&D) credit carryforwards and federal Orphan Drug Credits totaling $8.8 million, $6.1 million, and $12.5 million, respectively. The federal R&D credits begin to expire in 2030, unless previously utilized, while the state credits do not expire. The federal Orphan Drug credit carryforwards will begin to expire in 2040, unless previously utilized.

Our NOL carryforwards and other tax attributes (including tax credit carryforwards) are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Moreover, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards or tax credit carryforwards to offset future taxable income or income tax liabilities, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state or foreign tax laws. During 2020, we completed a study to assess whether any ownership changes within the meaning of Section 382 of the Code had occurred with respect to us for the time period prior to July 15, 2020. The study identified ownership changes during the fourth quarter of 2015, the first quarter of 2018 and the second quarter of 2020. We updated the study for 2022 and did not identify any additional ownership changes. These ownership changes have subjected, and will continue to subject, our NOLs and tax credits to an annual limitation on their utilization. However, our NOLs and tax credits are not expected to expire unused assuming we have taxable income or income tax liabilities in future periods. Although we do not expect these limitations to constrain utilization of our NOLs or tax credits, such limitations could result in the expiration of our NOLs or tax credits before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability. In addition, future changes in our stock ownership, many of which are outside of our control, could result in additional ownership changes and further annual limitations. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), malicious code, cyberattacks, hacking, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. If a disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could also incur liability, including litigation exposure, penalties and fines, and we could become the subject of regulatory action or investigation. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to terrorism, war, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third- party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Unfavorable global economic conditions could adversely affect our business, financial condition and stock price.

The global credit and financial markets are currently, and have from time to time, experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in unemployment rates and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events, with the potential to result in extreme volatility in the global capital markets and further global economic consequences, including disruptions of the global supply chain and energy markets. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. For example, as a result of the military conflict between Russia and Ukraine, the United States and its European allies announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the U.S. Securities and Exchange Commission, or SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC, and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have been required to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters consists of a 29,499 square foot facility in San Diego, California. We use our corporate headquarters primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our lease for this facility expires in August 2025.

On September 9, 2022, we entered into a lease agreement for laboratory and office space in San Diego, California, or the 2022 Lease. We expect to move our corporate headquarters to this new facility in the second half of 2023, upon our substantial completion of improvements.

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

Holders of Common Stock

As of February 24, 2023, there were 10 registered holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Stock Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from July 18, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022. The figures represented below assume an investment of $100 in our common stock on July 18, 2018. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and neuroendocrine tumors complicated by carcinoid syndrome, CRN04777, which is in clinical development for congenital hyperinsulinism, or HI, and CRN04894, which is in clinical development for diseases of excess adrenocorticotrophic hormone, or ACTH, including Cushing’s disease and congenital adrenal hyperplasia. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build the leading endocrine company which consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and/or endocrine-related tumors.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of our preferred stock, and sales of our common stock As of December 31, 2022, we had unrestricted cash, cash equivalents and investment securities of $334.4 million.

We have incurred cumulative net losses since our inception and, as of December 31, 2022, we had an accumulated deficit of $439.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

COVID-19

As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites and continue to assess any impacts of the COVID-19 global pandemic on our drug manufacturing, nonclinical activities, and clinical trials, expected timelines, and costs on an ongoing basis. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines. For example, the recent lifting of COVID-19 restrictions and subsequent COVID-19 outbreaks in China have delayed our planned recruitment of patients in our PATHFNDR-2 study. We will continue to evaluate the impact of the COVID-19 pandemic on our business.

Financial operations overview

Revenues

To date, our revenue has been mainly derived from grant awards and licenses. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying consolidated balance sheets as of December 31, 2022. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

Clinical supply revenues

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the year ended December 31, 2022, we recognized $0.1 million of revenues pursuant to the Sanwa Clinical Supply Agreement.

Grant revenues

Grant revenues for 2020 were derived from Small Business Innovation Research Grants, or SBIR Grants, awarded to us by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. There were no grant revenues in 2022 or 2021. We do not currently have any active SBIR Grants nor do we expect grant revenues to be a material source of future funding.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three years ended December 31, 2022 related to the research and development of paltusotine, CRN04777, and CRN04894. We deploy our personnel and facility related resources across all of our research and development activities.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those listed below. We base our estimates on historical experience, known trends and events, information received from third parties and various other factors that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material differences between estimates and actual results for the years presented in the accompanying consolidated financial statements.

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

Stock-based compensation expense

Stock-based compensation expense represents the estimated grant date fair value of the Company’s equity awards, consisting of stock options, restricted stock units and shares issued under the Company’s Employee Stock Purchase Plan, or ESPP, recognized over the requisite service period of such awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option and ESPP grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Restricted stock units are valued using the grant date stock price.

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

Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data that we believe is indicative of the expected future volatility, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until sufficient historical information regarding the volatility of our common stock price becomes available or until we believe the volatility of our own market-traded shares best represents expected volatility. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected term for employee stock purchase plan awards represents the term the awards are expected to be outstanding. The risk-free interest rates for periods within the expected life of the awards are based on the yields of zero-coupon U.S. treasury securities.

Investment in Radionetics

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

Radionetics is considered to be a VIE because it cannot finance its activities without subordinated financial support. We maintain an equity interest in Radionetics and account for our investment under the equity method of accounting as we are not the primary beneficiary of Radionetics but have the ability to exercise significant influence. The valuation method and primary inputs used in valuing the Radionetics investment are discussed below under Revenue Recognition. We record our share of Radionetics income (loss) outside of operations in the statements of operations and comprehensive loss on a quarterly lag. Since our investment in Radionetics was obtained on October 15, 2021, we recorded our share of income (loss) beginning in the first quarter of 2022. Our equity method investment in Radionetics was written down to zero during the first quarter of 2022 as a result of the allocation of our share of losses of the investee.

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

The valuation method and inputs used in valuing the Radionetics Warrant are discussed below under Revenue Recognition. Such valuation is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs).

Revenue Recognition

We have generated revenue from licensing arrangements, a clinical supply agreement, as well as from grants from government agencies. We have recognized revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. To determine revenue recognition for arrangements, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

License Revenues

We have entered into licensing and collaboration agreements that mainly include the following: (i) upfront considerations (cash and noncash); (ii) payments associated with achieving certain milestones; and (iii) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, we analyze each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.

We evaluate each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.

At the inception of arrangements that include variable consideration, we use judgment to estimate the amount of variable consideration to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, then the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint and, as necessary, adjust the estimate of the overall transaction price. Any adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

We develop estimates of the standalone selling price for each distinct performance obligation. Variable consideration that relates specifically to efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative standalone selling price, over which we have applied significant judgment. We develop assumptions that require judgment to determine the standalone selling price for license-related performance obligations under the adjusted market assessment approach, which may include forecasted revenues, development timelines, discount rates and probabilities of success. We estimate the standalone selling price for the data exchange performance obligation by forecasting the expected costs of satisfying the performance obligation plus a predetermined margin (see Note 8 to our consolidated financial statements).

In the case of a license that is a distinct performance obligation, we recognize revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, then we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

We engaged a third-party valuation specialist to determine the estimated fair value of these upfront noncash considerations received which consisted of the Radionetics common stock and Radionetics Warrant. The valuation specialist utilized a cost approach to determine the implied value of Radionetics' equity since it was newly formed with early development stage technology from the collaboration and license agreement, or Radionetics License, for which there are not reliable long-term forecasts. Next, the total equity value was allocated to various share classes using the current value method and option pricing method. The current value method allocates the value of the business to the shareholders' given consideration of senior obligations such as debt, equity certificates and other preferred equity. The option pricing method entails allocating the total shareholders’ equity value to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class.

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

Although we do not expect our estimates to be materially different from actuals, if our estimates of the expected total costs and timing of certain activities differ from the actual cost and timing of those activities, it could result in us reporting license revenues related to the data exchange that are too high or too low in any particular period.

Estimating the standalone selling price of the license performance obligation is affected by assumptions regarding a number of variables discussed above. While not expected, material changes in these initial assumptions can affect the value of license revenues. These inputs are subjective and generally require significant analysis and judgment to develop.

Grant Revenues

Our grant revenues are derived from SBIR Grants. Our performance obligation under SBIR Grants consists of research activities and we recognize SBIR Grants revenue over time as reimbursable grant costs are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense.

Results of Operations

Comparison of the years ended December 31, 2022 and 2021.

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,		Dollar
	2022	2021	Change
Revenues	$4,737	$1,078	$3,659
Operating expenses:
Research and development	130,225	84,255	45,970
General and administrative	42,394	24,525	17,869
Total operating expenses	172,619	108,780	63,839
Loss from operations	(167,882)	(107,702)	(60,180)
Other income (expense), net	4,974	61	4,913
Loss before equity method investment	(162,908)	(107,641)	(55,267)
Loss on equity method investment	(1,010)	—	(1,010)
Net loss	$(163,918)	$(107,641)	$(56,277)

Revenues. During the year ended December 31, 2022, we recognized $4.7 million of license revenues related to the Sanwa License. During the year ended December 31, 2021, we recognized $1.1 million of license revenues related to upfront noncash considerations under the Radionetics License.

Research and development expenses. Research and development expenses were $130.2 million and $84.3 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $25.3 million associated with our clinical and nonclinical activities for paltusotine, CRN04894, CRN04777 and our other clinical and preclinical programs, an increase in personnel costs of $16.2 million due to increase in headcount, an increase in consulting and outside services of $3.8 million and an increase in other corporate and travel expenditures of $1.0 million.

The following table summarizes our primary external and internal research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,		Dollar
	2022	2021	Change
External research and development expenses:
Clinical trials	$38,801	$25,273	$13,528
Contract manufacturing	18,962	13,448	5,514
Preclinical studies	12,758	6,583	6,175
Other external research and development	8,206	4,788	3,418
Total external research and development expenses	78,727	50,092	28,635
Internal expenses:
Personnel	46,741	30,581	16,160
Other internal research and development	4,757	3,582	1,175
Total internal research and development expenses	51,498	34,163	17,335
Total research and development expenses	$130,225	$84,255	$45,970

The following table summarizes our primary external and internal research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,		Dollar
	2021	2020	Change
External research and development expenses:
Clinical trials	$25,273	$14,688	$10,585
Contract manufacturing	13,448	12,850	598
Preclinical studies	6,583	4,499	2,084
Other external research and development	4,788	3,665	1,123
Total external research and development expenses	50,092	35,702	14,390
Internal expenses:
Personnel	30,581	18,326	12,255
Other internal research and development	3,582	2,970	612
Total internal research and development expenses	34,163	21,296	12,867
Total research and development expenses	$84,255	$56,998	$27,257

The following table summarizes our research and development expenses by program for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,		Dollar
	2022	2021	Change
Paltusotine	$55,680	$34,337	$21,343
CRN04894	11,735	8,152	3,583
CRN04777	13,664	11,664	2,000
Other	49,146	30,102	19,044
Total research and development expenses	$130,225	$84,255	$45,970

Research and development expenses for our paltusotine clinical studies were $55.7 million and $34.3 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $19.5 million and an increase in personnel costs of $2.6 million due to increase in headcount.

Research and development expenses for our CRN04894 clinical studies were $11.7 million and $8.2 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $2.7 million and an increase in personnel costs of $1.1 million due to increase in headcount.

Research and development expenses for our CRN04777 clinical studies were $13.7 million and $11.7 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $0.7 million and an increase in personnel costs of $0.8 million due to increase in headcount.

Research and development expenses for our other programs and were $49.1 million and $30.1 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $2.5 million, an increase in personnel costs of $11.7 million due to increase in headcount, an increase in consulting and outside services of $3.9 million and increase in other corporate and travel expenditures of $0.9 million.

The following table summarizes our research and development expenses by program for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,		Dollar
	2021	2020	Change
Paltusotine	$34,337	$27,780	$6,557
CRN04894	8,152	5,576	2,576
CRN04777	11,664	6,253	5,411
Other	30,102	17,389	12,713
Total research and development expenses	$84,255	$56,998	$27,257

Research and development expenses for our paltusotine clinical studies were $34.3 million and $27.8 million for the years ended December 31, 2021 and 2020, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $3.9 million and an increase in personnel costs of $2.0 million due to increase in headcount.

Research and development expenses for our CRN04894 clinical studies were $8.2 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $2.8 million.

Research and development expenses for our CRN04777 clinical studies were $11.7 million and $6.3 million for the years ended December 31, 2021 and 2020, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $5.8 million.

Research and development expenses for our other programs and were $30.1 million and $17.4 million for the years ended December 31, 2021 and 2020, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $0.8 million, an increase in personnel costs of $10.6 million due to increase in headcount and an increase in consulting and outside services of $1.0 million.

General and administrative expenses. General and administrative expenses were $42.4 million and $24.5 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily due to an increase in personnel costs of $10.8 million due to increase in headcount, an increase in professional services and outside services of $5.5 million, and an increase in other corporate expenditures of $1.1 million.

Other income (expense). Other income (expense), net was $5.0 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily due to income generated by our investment securities and increase in the value of our warrant.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $439.2 million and unrestricted cash, cash equivalents and investment securities of $334.4 million.

The following table provides information regarding our cash flows for each of the years in the two-year period ended December 31, 2022 (in thousands):

	Years ended December 31,
	2022	2021
Net cash used in operating activities	$(115,205)	$(88,588)
Net cash used in investing activities	(173,980)	(56,483)
Net cash provided by financing activities	121,963	252,679
Net change in cash, cash equivalents and restricted cash	$(167,222)	$107,608

Comparison of the years ended December 31, 2022 and 2021

Operating Activities. Net cash used in operating activities was $115.2 million and $88.6 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used in operations was primarily attributable to the development and manufacturing supplies and activities associated with paltusotine, CRN04777, CRN04894, and our other clinical and preclinical programs, and higher personnel costs partially offset by the $13.0 million upfront payment received upon the execution of the Sanwa License in February 2022, of which $4.7 million was recognized as license revenues during the year ended December 31, 2022. The net cash used in operating activities during the year ended December 31, 2022 was primarily due to our net loss of $163.9 million adjusted for $30.1 million of noncash charges, primarily for stock-based compensation and loss on the investment in Radionetics, and a $18.6 million change in operating assets and liabilities. The net cash used in operating activities during the year ended December 31, 2021 was primarily due to our net loss of $107.6 million, adjusted for $18.0 million of noncash charges, including stock-based compensation, depreciation expense, noncash license revenues, and a $1.1 million change in our operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in net cash outflows of approximately $174.0 million during the year ended December 31, 2022, compared to the net cash outflows of approximately $56.5 million during the year ended December 31, 2021.

Financing activities. Net cash provided by financing activities was $122.0 million and $252.7 million for the years ended December 31, 2022 and 2021, respectively. The net cash provided by financing activities during 2022 and 2021 resulted from proceeds received from the sale of common stock in our underwritten follow-on offerings and cash received from the exercise of stock options.

Liquidity and Capital Resources

At December 31, 2022, we had unrestricted cash, cash equivalents and investment securities of $334.4 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
the funding of any co-development arrangements we enter into; and
•
our ability to participate in future equity offerings by Radionetics.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 10, 2021, or the 2021 Shelf Registration Statement, and a prospectus supplement filed on August 12, 2022 relating to the offer and sale of up to $150.0 million of shares of our common stock in the ATM Offering by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions, pursuant to our Shelf Registration Statement on Form S-3, which became effective on August 29, 2019, or the 2019 Shelf Registration Statement. The 2019 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering. The 2019 Shelf Registration Statement expired on August 29, 2022. No shares were issued under the ATM Offering during the years ended December 31, 2022 and 2021.

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

On August 10, 2021, we filed the 2021 Shelf Registration Statement with the SEC for the future sale of an unlimited amount of common stock, preferred stock, debt securities, depositary shares, warrants and rights, and the resale of up to 851,306 shares by the investor who purchased shares in the Private Placement. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

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

Under the terms of the 2022 Lease, our expected future monthly minimum lease payments of $0.5 million, with six months of rent abatement in the first year, start on the earlier of (i) the date which is ten (10) months after substantial completion of demolition work, or (ii) the date of the substantial completion of improvements and first occupancy for business purposes, and the term expires on the date immediately preceding the one hundred thirty-seventh (137th) monthly anniversary of this lease payment start date. Lease payments are subject to annual 3% increases. We are also responsible for certain operating expenses and taxes during the term of the 2022 Lease. The 2022 Lease provides us with specified tenant improvement and landlord work allowances. We have (i) two options to extend the term of the 2022 Lease for an additional period of five (5) years each, and (ii) a right of first offer on adjacent space to the new facility, subject to the terms and conditions of the 2022 Lease.

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

Foreign Currency

We contract with vendors, CROs and investigational sites in several foreign countries, including countries in South America, Europe and the Asia Pacific. As such, we have exposure to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. We believe this exposure to be immaterial and, to date, we have not incurred any material adverse effects from foreign currency changes on these contracts.

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and comprehensive loss and totaled approximately ($28,000) and $107,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

Inflation Risk

Inflation has increased during the period covered by this Annual Report on Form 10-K, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some adverse effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Crinetics Pharmaceuticals, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

San Diego, California

February 28, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of this report:
(1)
Financial Statements.

The financial statements of Crinetics Pharmaceuticals, Inc., together with the reports thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

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

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crinetics Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accruals

As described in Note 2 to the consolidated financial statements, the Company recognizes costs incurred for clinical trial related activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. When payment terms under the related contracts do not align with the pattern of costs incurred, the Company is required to estimate the outstanding obligations as of period end. In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations and vendor costs incurred. As of December 31, 2022, the Company recorded $1.9 million in clinical trial accruals.

We identified clinical trial accruals as a critical audit matter due to significant management judgment to estimate the progress toward completion of specific tasks that includes patient enrollment, clinical site activations, and vendor costs incurred that is dependent upon data and information from internal clinical personnel and third-party service providers. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the appropriate measurement of clinical trial accruals by obtaining and inspecting significant agreements and amendments, evaluating the Company’s documentation of trial progress and status (including consideration of measures such as patient enrollment, clinical site activations, and vendor costs incurred), and confirming clinical trial billings, payments and expenses with vendors and testing a sample of transactions.
•
Testing the completeness of the Company’s clinical trial accruals by (i) evaluating internal materials and publicly available information (such as press releases and public databases that track clinical trials), (ii) inquiring of clinical staff to gain an understanding of the status of significant on-going clinical trials, and (iii) testing a sample of invoices received after year-end.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

San Diego, California

February 28, 2023

CRINETICS PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$32,672	$200,695
Investment securities	301,753	133,012
Prepaid expenses and other current assets	10,759	11,013
Total current assets	345,184	344,720
Property and equipment, net	3,500	2,825
Operating lease right-of-use asset	1,486	1,892
Derivative asset	668	68
Investment in Radionetics	—	1,010
Restricted cash	1,301	500
Other assets	37	—
Total assets	$352,176	$351,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,351	$8,468
Accrued compensation and related expenses	9,081	6,588
Deferred revenue	2,240	—
Other current liabilities	1,051	939
Total current liabilities	27,723	15,995
Operating lease liability, non-current	2,024	3,074
Deferred revenue, non-current	6,101	—
Unvested stock liability	—	2
Total liabilities	35,848	19,071
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized, no shares issued or outstanding at December 31, 2022 or 2021	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized, 53,877 shares issued and outstanding at December 31, 2022; 47,598 and 47,597 shares issued and outstanding at December 31, 2021	759,432	607,581
Accumulated other comprehensive loss	(3,931)	(382)
Accumulated deficit	(439,173)	(275,255)
Total stockholders’ equity	316,328	331,944
Total liabilities and stockholders’ equity	$352,176	$351,015

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenues:
Revenues	$4,737	$1,078	$—
Grant revenues	—	—	71
Total revenues	4,737	1,078	71
Operating expenses:
Research and development	130,225	84,255	56,998
General and administrative	42,394	24,525	18,026
Total operating expenses	172,619	108,780	75,024
Loss from operations	(167,882)	(107,702)	(74,953)
Other income (expense):
Interest income	4,317	157	991
Change in fair value of derivative asset	600	—	—
Other income (expense), net	57	(96)	150
Total other income, net	4,974	61	1,141
Loss before equity method investment	(162,908)	(107,641)	(73,812)
Loss on equity method investment	(1,010)	—	—
Net loss	$(163,918)	$(107,641)	$(73,812)
Net loss per share:
Net loss per share - basic and diluted	$(3.15)	$(2.80)	$(2.42)
Weighted average shares - basic and diluted	51,982	38,436	30,448
Other comprehensive income (loss):
Unrealized loss on investment securities	$(3,549)	$(407)	$(123)
Comprehensive loss	$(167,467)	$(108,048)	$(73,935)

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock	Common Stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	24,263	$210,793	$148	$(93,802)	$117,139
Issuance of common stock, net of $7.5 million of transaction costs	8,499	114,283	—	—	114,283
Vesting of shares subject to repurchase	17	26	—	—	26
Exercise of stock options	171	288	—	—	288
Stock issued under Stock Purchase Plan	51	691	—	—	691
Stock-based compensation	—	10,427	—	—	10,427
Comprehensive loss	—	—	(123)	—	(123)
Net loss	—	—	—	(73,812)	(73,812)
Balance at December 31, 2020	33,001	336,508	25	(167,614)	168,919
Issuance of common stock, net of $12.9 million of transaction costs	14,126	249,542	—	—	249,542
Vesting of shares subject to repurchase	15	21	—	—	21
Exercise of stock options	364	3,137	—	—	3,137
Stock issued under Stock Purchase Plan	91	1,021	—	—	1,021
Stock-based compensation	—	17,352	—	—	17,352
Comprehensive loss	—	—	(407)	—	(407)
Net loss	—	—	—	(107,641)	(107,641)
Balance at December 31, 2021	47,597	607,581	(382)	(275,255)	331,944
Issuance of common stock, net of $7.8 million transaction costs	5,626	117,242	—	—	117,242
Vesting of shares subject to repurchase	1	2	—	—	2
Exercise of stock options	524	4,721	—	—	4,721
Stock issued under Stock Purchase Plan	129	1,618	—	—	1,618
Stock-based compensation	—	28,268	—	—	28,268
Comprehensive loss	—	—	(3,549)	—	(3,549)
Net loss	—	—	—	(163,918)	(163,918)
Balance at December 31, 2022	53,877	$759,432	$(3,931)	$(439,173)	$316,328

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(163,918)	$(107,641)	$(73,812)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	28,268	17,352	10,427
Depreciation and amortization	983	922	948
Noncash lease expense	406	340	278
Accretion of purchase discounts and amortization of premiums on investment securities, net	34	422	(227)
Noncash license revenues	—	(1,078)	—
Loss on equity method investment	1,010	—	—
Change in fair value of derivative asset	(600)	—	—
Other, net	—	(1)	(17)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	215	(4,361)	(1,623)
Accounts payable and accrued expenses, compensation and related expenses	10,994	6,293	2,723
Deferred revenue	8,341	—	—
Operating lease liability	(938)	(836)	(724)
Net cash used in operating activities	(115,205)	(88,588)	(62,027)
Investing activities:
Purchases of investment securities	(329,817)	(125,404)	(135,592)
Maturities of investment securities	157,493	69,357	135,995
Purchases of property and equipment	(1,656)	(436)	(186)
Net cash (used in) provided by investing activities	(173,980)	(56,483)	217
Financing activities:
Proceeds from issuance of common stock, net of $7.8 million (2022), $12.9 million (2021) and $7.5 million (2020) transaction costs	117,242	249,542	114,283
Proceeds from exercise of stock options	4,721	3,137	288
Net cash provided by financing activities	121,963	252,679	114,571
Net change in cash, cash equivalents and restricted cash	(167,222)	107,608	52,761
Cash, cash equivalents and restricted cash - beginning of period	201,195	93,587	40,826
Cash, cash equivalents and restricted cash - end of period	$33,973	$201,195	$93,587
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$32,672	$200,695	$93,087
Restricted cash	1,301	500	500
Cash, cash equivalents and restricted cash at end of period	$33,973	$201,195	$93,587
Non-cash activity:
Investment in Radionetics	$—	$1,010	$—
Derivative asset	$—	$68	$—
Stock issued under Stock Purchase Plan	$1,618	$1,021	$691
Amounts accrued for purchases of property and equipment	$—	$130	$6
Change in unvested stock liability	$2	$21	$26

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

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $439.2 million as of December 31, 2022.

As of December 31, 2022, the Company had $334.4 million in unrestricted cash, cash equivalents and investment securities. To date, the Company has been funded primarily through equity offerings. On August 13, 2019, the Company entered into a sales agreement and prospectus supplement filed on August 12, 2022, whereby the Company may offer and sell shares of its common stock from time to time up to $150.0 million through the sales agents (the “ATM Offering”). As of December 31, 2022, 275,764 shares had been sold through the ATM Offering, for net proceeds of $6.4 million, after deducting commissions of $0.2 million, (see Note 9).

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

COVID-19

The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, which are highly uncertain and cannot be predicted with confidence. The Company continues to actively monitor COVID-19 and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business. For example, the recent lifting of COVID-19 restrictions and subsequent COVID-19 outbreaks in China have delayed the Company's planned recruitment of patients in our PATHFNDR-2 study. While COVID-19 has not had a material effect on the Company’s financial results, the degree to which COVID-19 or an outbreak of another highly infectious or contagious disease may impact the Company's future financial condition or results of operations is uncertain, and the Company may continue to experience disruptions that could impact its business, drug manufacturing, nonclinical activities, and clinical trials.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accrual of research and development expenses, valuation of stock-based awards, fair values of financial instruments, revenue recognition, and investment in Radionetics. Estimates are based on historical experiences or on forecasts, including information received from third parties and various other factors that the Company believes are reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Investment in Radionetics

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash held in readily available checking and money market accounts, as well as short-term debt securities with maturities of three months or less when purchased. Restricted cash represents cash held as collateral for the Company’s facility leases and is reported as a long-term asset in the accompanying consolidated balance sheets.

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

Realized gains and losses on investment securities are derived using the specific identification method for determining the cost of securities sold and are included in other income (expenses), net in the accompanying consolidated statements of operations and comprehensive loss. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. All of the Company’s investment holdings are in the form of debt securities, therefore unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive income. Investment securities are evaluated periodically for impairment. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned and is included in interest income in the accompanying consolidated statements of operations and comprehensive loss, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.

Derivative Asset

Derivatives are recorded at fair value and changes in fair value are recorded through the statements of operations and comprehensive loss each period. The Company has a single derivative instrument, a warrant (the "Radionetics Warrant") received on October 15, 2021, to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics, a private company. The Company records the Radionetics Warrant as long-term on the balance sheets due to the lack of marketability, such that it is not expected to be available for current operations. Changes in fair value of the Radionetics Warrant are recognized in other income (expense) in the accompanying consolidated statements of operations and comprehensive loss.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease right-of-use assets, other current liabilities and noncurrent operating lease liabilities in the consolidated balance sheets at the commencement date of the arrangement. The Company accounts for each separate lease and non-lease component as a single lease component. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements may contain variable costs such as common area maintenance, insurance, taxes or other costs. Such variable lease costs are expensed as incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company assesses its leases to determine whether the arrangements contain lease incentives.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable.

Factors considered in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of an asset (or asset group) are less than its carrying amount. If such assets are considered impaired, the impairment loss recognized is measured as the excess of the carrying value of the impaired asset over its fair value, determined based on future cash flows or appraised values, depending on the nature of the asset (or asset group). The Company has not recognized any impairment losses in any of the periods presented in these consolidated financial statements.

Revenue Recognition

The Company has generated revenue from licensing and supply agreement arrangements. The Company recognizes revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. To determine revenue recognition for arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

At the inception of arrangements that include variable consideration, the Company uses judgment to estimate the amount of variable consideration to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, then the estimated amount is included in the transaction price. Milestone payments that are not within the Company's or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint and, as necessary, adjusts the estimate of the overall transaction price. Any adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

The Company develops estimates of the standalone selling price for each distinct performance obligation. Variable consideration that relates specifically to efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative standalone selling price, over which management has applied significant judgment. The Company determines the standalone selling price for license-related performance obligations using a market approach, which may include assumptions such as forecasted revenues, development timelines, discount rates and probabilities of success. The Company estimates the standalone selling price for the data exchange performance obligation (see Note 8) by forecasting the expected costs of satisfying a performance obligation plus a predetermined margin.

In the case of a license that is a distinct performance obligation, the Company recognizes revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, the Company uses judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, then the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Australian Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $0.8 million, $0.3 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded during the three years ended December 31, 2022.

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss and the unrealized gains or losses on the Company’s available for sale investment securities for all periods presented. The cumulative amount of unrealized gains and losses is reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheets as accumulated other comprehensive income (loss). There are no tax effects for the years ended December 31, 2022, 2021 and 2020.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Stock options	9,757	6,554	4,422
Restricted stock units	290	—	—
Employee stock purchase plan	282	207	183
Unvested common stock subject to repurchase	—	1	16
Total	10,329	6,762	4,621

Recently Adopted Accounting Pronouncements

ASU 2021-04

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share ("Topic 260"), Debt-Modifications and Extinguishments ("Subtopic 470-50"), Compensation-Stock Compensation ("Topic 718"), and Derivatives and Hedging-Contracts in Entity’s Own Equity ("Subtopic 815-40"): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU 2021-04"), which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 as of January 1, 2022, which did not have an impact on its consolidated financial statements.

Recent Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, which did not have a material impact on the consolidated financial statements.
3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. Available-for-sale investment securities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$154,228	$12	$(1,510)	$152,730
Certificates of deposit	4,629	—	(94)	4,535
Corporate debt securities	145,330	—	(2,336)	142,994
Asset-backed securities	1,497	—	(3)	1,494
Total	$305,684	$12	$(3,943)	$301,753

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$54,637	$—	$(180)	54,457
Certificates of deposit	5,735	1	(4)	5,732
Corporate debt securities	70,600	6	(204)	70,402
Asset-backed securities	2,421	—	—	2,421
Total	$133,393	$7	$(388)	$133,012

As of December 31, 2022 and 2021, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$246,276	$243,542	$31,101	$31,078
Due after one year through five years	59,408	58,211	102,292	101,934
Total	$305,684	$301,753	$133,393	$133,012

As of December 31, 2022, available-for-sale investment securities by length of time in a net loss position were as follows (in thousands):

	As of December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government and agency obligations	$95,933	$(702)	$36,681	$(808)	$132,614	$(1,510)
Certificates of deposit	2,399	(47)	2,136	(47)	4,535	(94)
Corporate debt securities	96,663	(1,399)	43,330	(937)	139,993	(2,336)
Asset-backed securities	1,494	(3)	—	—	1,494	(3)
Total	$196,489	$(2,151)	$82,147	$(1,792)	$278,636	$(3,943)

As of December 31, 2021, there were no available-for-sale investment securities at a loss position for a period of twelve months or more. The Company reviewed its investment holdings as of December 31, 2022 and 2021 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution, (ii) intent and ability of the securities to be held to maturity and (iii) the fact that the Company is expected to recover the amortized cost of its investment holdings. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities. During the years ended December 31, 2022, 2021, and 2020, the Company recognized ($86,000), $2,000 and $26,000, respectively, of realized net gains (losses) in the accompanying statements of operations and comprehensive loss.

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

Derivative Asset

On October 15, 2021, the Company received the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The valuation method and primary inputs used in valuing the Radionetics Warrant are discussed in Note 8. Such valuation is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs). During the year ended December 31, 2022, the Company recorded $0.6 million of income in the accompanying consolidated statements of operations and comprehensive loss related to the change in value of the Radionetics Warrant.

Financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$93,879	$58,851	$—	$152,730
Certificates of deposit	—	4,535	—	4,535
Corporate debt securities	—	142,994	—	142,994
Asset-backed securities	—	1,494	—	1,494
Total Investment securities	93,879	207,874	—	301,753
Derivative Assets:
Radionetics Warrant	—	—	668	668
Total assets measured at fair value	$93,879	$207,874	$668	$302,421

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$44,984	$9,473	$—	$54,457
Certificates of deposit	—	5,732	—	5,732
Corporate debt securities	—	70,402	—	70,402
Asset-backed securities	—	2,421	—	2,421
Total Investment securities	44,984	88,028	—	133,012
Derivative Assets:
Radionetics Warrant	—	—	68	68
Total assets measured at fair value	$44,984	$88,028	$68	$133,080

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2022 and 2021.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid clinical costs	$2,567	$6,313
Prepaid research and development costs	2,293	$871
Australian tax incentive receivable	937	977
Prepaid insurance	939	888
Interest receivable	1,353	499
Due from Radionetics (Note 8)	135	553
Other	2,535	912
Total	$10,759	$11,013

Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$3,516	$3,516
Lab equipment	3,168	1,889
Office equipment	859	859
Computers and software	41	41
Property and equipment at cost	7,584	6,305
Less accumulated depreciation and amortization	(4,084)	(3,480)
Total	$3,500	$2,825

Depreciation and amortization expense was $1.0 million, $0.9 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$6,883	$3,422
Accrued clinical costs	1,921	1,095
Accrued research and development costs	4,043	3,091
Accrued outside services and professional fees	1,810	537
Other accrued expenses	694	323
Total	$15,351	$8,468

6. OPERATING LEASE

In February 2018, as amended in March 2018, the Company entered into a non-cancelable operating lease for a facility in San Diego, California (the "2018 Lease"). The 2018 Lease has an initial term of seven years which expires in August 2025, and the Company has an option to extend the term of the 2018 Lease for an additional five years, a termination option subject to early termination fees and an option to sublease the facility. The 2018 Lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. The Company’s estimated incremental fully collateralized borrowing rate of 8.0% was used in its present value calculation as the 2018 Lease does not have a stated rate and the implicit rate was not readily determinable.

On September 9, 2022, the Company entered into a lease agreement for laboratory and office space in San Diego, California (the "2022 Lease"). The Company expects to move its corporate headquarters to this new facility in the second half of 2023 upon the substantial completion of improvements.

Under the terms of the 2022 Lease, the Company's expected future monthly minimum lease payments of $0.5 million, with six months of rent abatement in the first year, start on the earlier of (i) the date which is ten (10) months after substantial completion of demolition work, or (ii) the date of the substantial completion of improvements and first occupancy for business purposes, and the term expires on the date immediately preceding the one hundred thirty-seventh (137th) monthly anniversary of this lease payment start date. Lease payments are subject to annual 3% increases. The Company is also responsible for certain operating expenses and taxes during the term of the 2022 Lease. The 2022 Lease provides the Company with specified tenant improvement and landlord work allowances. The Company has (i) two options to extend the term of the 2022 Lease for an additional period of five (5) years each, and (ii) a right of first offer on adjacent space to the new facility, subject to the terms and conditions of the 2022 Lease. As of December 31, 2022, the 2022 Lease did not commence because the construction of improvements to bring the facility to its intended use was ongoing and not substantially complete.

Under the terms of the 2018 Lease and 2022 Lease, the Company provided the lessors with irrevocable letters of credit in the amounts of $0.5 million and $0.8 million, respectively. The lessors are entitled to draw on the letters of credit in the event of any default by the Company under the terms of the leases.

As of December 31, 2022, future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2023	$1,244
2024	1,280
2025	871
Total future minimum lease payments	3,395
Less imputed interest	(320)
Total operating lease liabilities	3,075
Less operating lease liabilities, current	(1,051)
Operating lease liabilities, non-current	$2,024

Operating lease cost was $1.0 million for each of the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, the Company’s operating lease weighted average remaining term was 2.6 years and 3.6 years, respectively. As of December 31, 2022 and 2021, the Company’s weighted-average discount rate was 8%.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $1.2 million, $1.2 million, and $1.1 million during each of the years ended years ended December 31, 2022, 2021 and 2020.

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

8. REVENUE RECOGNITION

Radionetics Oncology, Inc.

Formation

In October 2021, the Company, together with 5AM and Frazier, announced the formation of Radionetics. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications.

The Radionetics License

The Company and Radionetics entered into the collaboration and license agreement (the “Radionetics License”), under which the Company granted to Radionetics an exclusive world-wide license to its radiotherapeutics technology platform and associated intellectual property for use in developing radiotherapeutics and related radio-imaging agents, including exclusive rights to the underlying intellectual property on certain preclinical drug candidates. Under the Radionetics License, the Company will not be supporting or maintaining the intellectual property and does not plan on continuing to undertake those activities from which the utility of the intellectual property is derived. The collaborative provisions per the Radionetics License are deemed to be protective measures for the advancement of the technology and not deemed to be a separate performance obligation. The Company assessed the Radionetics License and concluded that Radionetics is a customer within the Radionetics License. The performance obligation under the Radionetics License consisted of the license and know-how of the technology that was transferred at the inception of the Radionetics License.

In exchange, the Company received 50,500,000 shares of common stock of Radionetics, which represents an initial majority stake in Radionetics of 64%, and the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The exercise price of the Radionetics Warrant is $0.00001 and it is exercisable at any time and has a term of 10 years. As of December 31, 2022, the Company had a 56% ownership stake in Radionetics.

The upfront noncash consideration was valued at $1.1 million, which was comprised of $1.0 million for the Company's share of Radionetics common stock and $0.1 million for the Radionetics Warrant. The Radionetics License is for functional intellectual property which was transferred at the inception of the Radionetics License. The Company does not have an ongoing performance obligation to support or maintain the licensed intellectual property under the Radionetics License. In October 2021, the entire amount of the upfront noncash consideration of $1.1 million was recognized as license revenue upon the Company's transfer of the license under the Radionetics License.

In addition to the upfront non-cash considerations, the Company may receive potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. As there have been no sales to date, no sales-based milestones or royalties were recognized to date.

Valuation of Upfront Noncash Considerations

The Company engaged a third-party valuation specialist to assist the Company with its determination of the estimated fair value of these upfront noncash considerations received. The valuation specialist utilized a cost approach to determine the implied value of Radionetics’ equity since it was newly formed with early development stage technology from the Radionetics License for which there are not reliable long-term forecasts. Next, the total equity value was allocated to various share classes using the current value method and option pricing method. The current value method allocates the value of the business to the shareholders' given consideration of senior obligations such as debt, equity certificates and other preferred equity. The option pricing method entails allocating the total shareholders’ equity value to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class.

The primary inputs used in valuing the Radionetics common stock and the Radionetics Warrant, were as follows:

Derivative Asset	December 31, 2022	October 15, 2021 and December 31, 2021
Expected term	1.8 years	3.0 years
Expected volatility	116.6%	111.4%
Risk free interest rate	4.5%	0.7%
Marketability discount	51.0%	30.0%

The Company estimated the expected term based on the expected time to a liquidity event. The risk-free interest rate was based on the yields of zero-coupon U.S. treasury securities. Volatility was estimated based upon an analysis of historical equity and asset volatilities of companies deemed comparable to Radionetics. The valuation amounts were adjusted by a discount for lack of marketability to account for the lack of liquidity an owner of the interest would experience for common stock in an early-stage company. The estimated value for the common stock of Radionetics and the Radionetics Warrant was $0.02 per share as of October 15, 2021 and December 31, 2021 and $0.20 per share as of December 31, 2022.

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

R. Scott Struthers, Ph.D. the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers received 1,000,000 shares of restricted common stock of Radionetics, which vest ratably over 36 months, subject to his continued service, and he receives a $50,000 annual retainer for his service as a board member of Radionetics.

As of December 31, 2022 and 2021, the Company had approximately $0.1 million and $0.6 million, respectively, due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company had approximately $0.4 million and $0.6 million, respectively, of reimbursements earned from Radionetics. The Company has evaluated these reimbursements and concluded that these reimbursements are not performance obligations for which the Company is acting as the principal and therefore these amounts have been included within operating expenses in the accompanying statements of operations and comprehensive loss in the period incurred.

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

The control of the license was transferred to Sanwa at the inception of the contract and the Company does not have an ongoing performance obligation to support or maintain the licensed intellectual property. Revenue allocated to the data exchange obligation is recognized over time using the cost-to-cost measure as this method represents a faithful depiction of progress toward the ongoing paltusotine studies in the U.S. and related data transfer. Revenue is recognized on a gross basis as the Company is the principal.

Licenses revenue for the year ended December 31, 2022 was comprised of $1.5 million at inception of the contract upon transferring the license at a point in time and $3.2 million recognized over time from the data exchange. As of December 31, 2022, $2.2 million and $6.1 million is included as current deferred revenues and non-current deferred revenues, respectively, in the accompanying consolidated balance sheets. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for the completion of certain studies and trials under the Sanwa License. During the year ended December 31, 2022, the Company recognized $0.1 million of revenues through the Sanwa Clinical Supply Agreement.

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

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. No awards were granted under the 2021 Inducement Plan during the year ended December 31, 2021. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. As of December 31, 2022, 2,315,100 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2022, an aggregate of 2,167,691 shares of common stock were available for issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2023, an additional 2,693,859 shares became available for future issuance under the 2018 Plan.

2015 Stock Incentive Plan

The Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”) in February 2015, which provided for the issuance of equity awards to the Company’s employees, members of its board of directors and consultants. In general, options issued under this plan vest over four years and expire after 10 years. Subsequent to the adoption of the 2018 Plan, no additional equity awards can be made under the 2015 Plan.

Certain awards issued under the 2015 Plan allowed for exercise prior to vesting. Shares issued under such early-exercise provisions are subject to repurchase by the Company until they become fully vested. As of December 31, 2022, there were no unvested shares issued under early-exercise provisions were subject to repurchase by the Company. The consolidated balance sheet reflects an unvested stock liability of $2,000 as of December 31, 2021.

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of December 31, 2022, an aggregate of 1,200,455 shares of common stock were available for issuance under the ESPP.

The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2023, an additional 538,771 shares became available for future issuance under the ESPP.

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the year ended December 31, 2022 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2021	6,553,594	$16.07
Granted	4,139,204	$19.54
Exercised	(524,774)	$9.00
Forfeited and expired	(410,695)	$19.28
Balance at December 31, 2022	9,757,329	$17.79	8.0	$23,149
Vested and expected to vest at December 31, 2022	9,757,329	$17.79	8.0	$23,149
Exercisable at December 31, 2022	4,122,612	$15.90	6.6	$18,493

Aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2022 and the exercise price of stock options that had strike prices below the closing price.

The total intrinsic value of options exercised during 2022, 2021 and 2020 was $5.9 million, $5.1 million and $2.5 million, respectively.

The total fair value of options vested during 2022, 2021 and 2020 was $23.0 million, $16.3 million and $9.9 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the year ended December 31, 2022 was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding	Fair Value
Balance at December 31, 2021	—	$—
Granted	319,419	$19.90
Forfeited	(29,108)	$20.02
Balance at December 31, 2022	290,311	$19.88

Fair Value of Stock Awards

The Company estimate the fair value of all stock option grants and ESPP using the Black-Scholes option pricing model and recognize forfeitures as they occur.

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and the shares purchasable under the ESPP during the periods presented:

	Year ended December 31,
Stock Option Awards	2022	2021	2020
Expected term	6.1 years	6.0 years	6.0 years
Expected volatility	88%	86%	78%
Risk free interest rate	2.8%	1.0%	0.8%
Expected dividend yield	—%	—%	—%

	Year ended December 31,
ESPP	2022	2021	2020
Expected term	1.3 years	1.6 years	1.4 years
Expected volatility	87%	91%	84%
Risk free interest rate	4.1%	0.3%	0.2%
Expected dividend yield	—%	—%	—%

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2022, 2021 and 2020 was $14.50, $13.02 and $12.83 per share, respectively. The weighted-average fair value of awards under the ESPP during the years ended December 31, 2022, 2021 and 2020 was $9.39, $12.52 and $8.07 per share, respectively.

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected term - the expected term for options represents the period that options are expected to be outstanding and has been estimated using the simplified method, which is an average of the contractual option term and its vesting period; the expected term for ESPP represents the term the awards are expected to be outstanding; (ii) Expected volatility - the expected volatility assumption is based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available. The Company computes the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of the Company’s stock-based awards. The Company will continue to apply this process until sufficient historical information regarding the volatility of its common stock price becomes available or the Company believes the volatility of its own market-traded shares best represent expected volatility; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid dividends and has no present intention to do so in the future.

Restricted stock units are valued using the grant date stock price.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Included in research and development	$15,078	$9,654	$5,218
Included in general and administrative	13,190	7,698	5,209
Total stock-based compensation expense	$28,268	$17,352	$10,427

As of December 31, 2022, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $72.5 million, $4.5 million and $2.8 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.1 years, 3.1 years and 1.8 years, respectively.

11. INCOME TAXES

The Company is subject to taxation in the United States, various state jurisdictions and Australia; however, as it has operated at a loss since inception, it has not paid income taxes in any of the jurisdictions in which it has operated. At December 31, 2022, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $254.5 million, $218.0 million and $1.3 million, respectively. The federal loss carryforwards generated after 2017 of $248.1 million will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2035, unless previously utilized. $0.5 million of the state loss carryforwards will carryforward indefinitely. The other state loss carryforwards begin expiring in 2035, unless previously utilized. The Company's foreign loss carryforwards do not expire. The Company also has federal and California R&D credit carryforwards and federal Orphan Drug Credits totaling $8.8 million, $6.1 million, and $12.5 million, respectively. The federal R&D credits begin to expire in 2030, unless previously utilized, while the state credits do not expire. The federal Orphan Drug credit carryforwards will begin to expire in 2040, unless previously utilized.

The Company’s NOL and credit carryforwards to offset future taxable income may be subject to a substantial annual limitation upon future utilization as a result of ownership changes that could occur in the future pursuant to Internal Revenue Code Sections 382 and 383. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized to offset future taxable income and income tax, respectively. In general, an “ownership change” as defined by the tax code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. During 2020, the Company completed a study to assess whether an ownership change within the meaning of Section 382 had occurred for the time period prior to July 15, 2020. The study identified several such ownership changes during the study period, which resulted in limitations on the annual utilization of the Company’s NOL and credit carryforwards, or the “Tax Attribute” carryforwards; however, the study findings also indicated that none of the Company’s Tax Attribute carryforwards generated during the study period would expire solely as a result of annual limitations on the utilization of such Tax Attribute carryforwards. The Company updated the study for 2022 and did not identify any additional ownership changes. Future ownership changes could still occur which might place further limits on the Company’s ability to utilize its Tax Attribute carryforwards.

The Company’s federal income tax returns from 2019 forward, state income tax returns from 2018 forward, and its Australian tax returns beginning in 2020 are subject to examination by tax authorities; however, the Company's tax attribute carryforwards such as NOLs and R&D credits generated in closed tax years remain subject to adjustment by the taxing authorities until the future tax years in which those attributes are utilized are closed to statute. No such audits are underway.

Deferred tax assets and liabilities

Net deferred tax assets are comprised of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$69,044	$59,453
Capitalized research expenses	22,123	3,598
R&D and other tax credits	22,210	12,930
Stock-based compensation	8,168	5,899
Lease liability	648	1,125
Accrued expenses and other, net	4,208	3,309
Total deferred tax assets	126,401	86,314
Deferred tax liabilities:
Right-of use asset	(313)	(531)
Equity method investment	(140)	(302)
Net of deferred tax assets and liabilities	125,948	85,481
Less: valuation allowance	(125,948)	(85,481)
Net deferred tax assets	$—	$—

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

Income tax benefit

For the three years in the period ended December 31, 2022, domestic and foreign pre-tax loss were (in thousands):

	Year ended December 31,
	2022	2021	2020
Loss before income taxes - Domestic	$(163,175)	$(107,723)	$(71,769)
Income (loss) before income taxes - Foreign	(743)	82	(2,043)
Loss before income taxes - Consolidated	$(163,918)	$(107,641)	$(73,812)

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations for the three years in the period ended December 31, 2022 is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Expected income tax benefit at federal statutory rate	$(34,423)	$(22,605)	$(15,417)
State income tax benefit, net of federal benefit	(128)	(7,083)	(4,886)
Tax effect of
Change in valuation allowance	39,733	34,495	22,242
R&D credit	(10,918)	(7,117)	(2,597)
Stock-based compensation	781	1,196	539
Australian tax incentive	266	27	215
State rate change	3,243	(8)	(5)
Other	1,446	1,095	(91)
Provision for income taxes	$—	$—	$—

Changes to the Company’s unrecognized tax benefits are summarized in the following table (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$1,553	$1,092	$886
Increase (decrease) for prior year tax positions	837	(34)	(163)
Increase (decrease) for current year tax positions	1,720	495	369
Ending balance	$4,110	$1,553	$1,092

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would not have any effect on the Company’s effective tax rate. The Company does not foresee any material changes to its unrecognized tax benefits within the next twelve months. There have been no decreases in unrecognized tax benefits due to settlements or expiration of statute of limitations for the assessment of taxes during the years ended December 31, 2022, 2021 and 2020.

The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2022 or December 31, 2021, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021 as the unrecognized tax benefits relate to tax positions for which no cash tax liability has been reduced.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our income tax provision for the year ended December 31, 2022, 2021, and 2020.

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

12. EMPLOYEE SAVINGS PLAN

The Company has a defined contribution 401(k) benefit plan (the “401(k) Plan”) for all eligible employees, effective May 1, 2016. The plan permits participants to contribute up to the amount allowable under federal limits of annual pre-tax compensation to the 401(k) Plan. Effective in 2021, discretionary matching contributions to the 401(k) Plan are permitted in an amount equal to 50% of the first 6% of the employee’s taxable income up to a maximum of $3,000 per year. The Company accrued approximately $0.5 and $0.3 million for matching contributions for the years ended December 31, 2022 and 2021, respectively.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	7/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	4/14/2020	3.1
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	7/09/2018	4.1
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, by and among the Registrant and certain of its stockholders	S-1	6/22/2018	4.2
4.3	Description of Registered Securities	10-K	3/30/2021	4.3
10.1#	Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1/A	7/09/2018	10.1
10.2#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1	6/22/2018	10.2
10.3#	Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.3
10.4#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.4
10.5#	Form of restricted stock unit agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	10-K	3/30/2022	10.5
10.6#	Crinetics Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan and offering document thereunder	S-1/A	7/09/2018	10.5
10.7#	Amended and Restated Employment Agreement, effective as of May 25, 2018, by and between R. Scott Struthers and the Registrant	S-1	6/22/2018	10.6
10.8#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Marc J.S. Wilson and the Registrant	S-1	6/22/2018	10.7
10.9#	Employment Agreement, effective as of June 15, 2018, by and between Alan Krasner, M.D. and the Registrant	S-1/A	7/09/2018	10.8
10.10#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Ajay Madan and the Registrant	10-Q	8/07/2020	10.1
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/09/2018	10.9
10.12	Lease Agreement, dated as of February 21, 2018, by and between 6262 Lusk Investors LLC and the Registrant, as amended	S-1	6/22/2018	10.9
10.13†	Lease Agreement, dated as of September 9, 2022, by and between San Diego 1 LLC and the Registrant	10-Q	11/14/2022	10.1
10.14#	Amended and Restated Non-Employee Director Compensation Program	10-Q	5/06/2021	10.1
10.15	Sales Agreement, dated August 13, 2019, among the Company, SVB Leerink LLC and Cantor Fitzgerald & Co.	S-3	8/13/2019	1.2
10.16#	Stock Purchase Agreement, dated July 28, 2021, by and among the Company and the Purchaser named therein	8-K	7/29/2021	99.1
10.17#	Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan and Form of Stock Option Agreement thereunder	8-K	12/23/2021	10.1
10.18#	Amendment to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-Q	11/14/2022	10.3

10.19#	Amendment No. 2 to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan				X
10.20#	Form of restricted stock unit agreement under Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-K	3/30/2022	10.17
10.21#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Stephen Betz and the Registrant	10-K	3/30/2022	10.18
10.22#	Employment Agreement, effective as of September 13, 2021, by and between Jeff Knight and the Registrant	10-K	3/30/2022	10.19
10.23#	Employment Agreement, effective as of February 16, 2022, by and between James Hassard and the Registrant	10-K	3/30/2022	10.20
10.24#	Employment Agreement, effective as of September 30, 2022, by and between Dana Pizzuti and the Registrant	10-Q	11/14/2022	10.2
10.25#	Consulting Agreement, dated as of April 1, 2022, by and between Ajay Madan and the Registrant	10-Q	5/12/2022	10.3
10.26†	License Agreement, dated as of February 25, 2022, by and between Sanwa Kagaku Kenkyusho Co., Ltd. and the Registrant	10-Q	5/12/2022	10.2
21.1	List of Subsidiaries of the Registrant	S-1	6/22/2018	21.1
23.1	Consent of BDO USA, LLP, independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	INLINE XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags				X
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				X
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

† Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv).

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

Crinetics Pharmaceuticals, Inc.

Date: February 28, 2023	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Scott Struthers, Ph.D.	President, Chief Executive Officer and Director	February 28, 2023
R. Scott Struthers, Ph.D.	(principal executive officer)

/s/ Marc J.S. Wilson	Chief Financial Officer	February 28, 2023
Marc J.S. Wilson	(principal financial and accounting officer)

/s/ Wendell Wierenga, Ph.D.	Chairman of the Board of Directors	February 28, 2023
Wendell Wierenga, Ph.D.

/s/ Camille Bedrosian, M.D.	Director	February 28, 2023
Camille Bedrosian, M.D.

/s/ Caren Deardorf	Director	February 28, 2023
Caren Deardorf

/s/ Matthew K. Fust	Director	February 28, 2023
Matthew K. Fust

/s/ Weston Nichols, Ph.D.	Director	February 28, 2023
Weston Nichols, Ph.D.

/s/ Stephanie Okey	Director	February 28, 2023
Stephanie Okey

/s/ Rogério Vivaldi Coelho, M.D.	Director	February 28, 2023
Rogério Vivaldi Coelho, M.D.