Form 10-Q
period 2023-03-31
Crinetics Pharmaceuticals, Inc.
filed 2023-05-09
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2023, the registrant had 54,026,103 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,193	$32,672
Investment securities	254,929	301,753
Prepaid expenses and other current assets	9,281	10,759
Total current assets	305,403	345,184
Property and equipment, net	3,266	3,500
Operating lease right-of-use asset	1,371	1,486
Derivative asset	668	668
Restricted cash	1,301	1,301
Other assets	2,000	37
Total assets	$314,009	$352,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,296	$15,351
Accrued compensation and related expenses	6,825	9,081
Deferred revenue	2,121	2,240
Operating lease liability	1,079	1,051
Total current liabilities	26,321	27,723
Operating lease liability, non-current	1,743	2,024
Deferred revenue, non-current	5,615	6,101
Total liabilities	33,679	35,848
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at March 31, 2023 or December 31, 2022	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 53,990 shares issued and outstanding at March 31, 2023; 53,877 shares issued and outstanding at December 31, 2022	768,012	759,432
Accumulated other comprehensive loss	(2,514)	(3,931)
Accumulated deficit	(485,168)	(439,173)
Total stockholders’ equity	280,330	316,328
Total liabilities and stockholders’ equity	$314,009	$352,176

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues	$2,679	$3,131
Operating expenses:
Research and development	38,468	28,252
General and administrative	12,189	8,706
Total operating expenses	50,657	36,958
Loss from operations	(47,978)	(33,827)
Other income (expense):
Interest income	2,038	193
Other income (expense), net	(55)	17
Total other income, net	1,983	210
Loss before equity method investment	(45,995)	(33,617)
Loss on equity method investment	—	(1,010)
Net loss	$(45,995)	$(34,627)
Net loss per share:
Net loss per share - basic and diluted	$(0.85)	$(0.73)
Weighted average shares - basic and diluted	53,908	47,712
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$1,417	$(1,810)
Comprehensive loss	$(44,578)	$(36,437)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (loss)	Deficit	Equity
Balance at January 1, 2023	53,877	$759,432	$(3,931)	$(439,173)	$316,328
Exercise of stock options	32	484	—	—	484
Restricted stock units vested	81	—	—	—	—
Stock-based compensation	—	8,096	—	—	8,096
Comprehensive income	—	—	1,417	—	1,417
Net loss	—	—	—	(45,995)	(45,995)
Balance at March 31, 2023	53,990	$768,012	$(2,514)	$(485,168)	$280,330

Balance at January 1, 2022	47,597	$607,581	$(382)	$(275,255)	$331,944
Vesting of shares subject to repurchase	1	2	—	—	2
Exercise of stock options	203	1,780	—	—	1,780
Stock-based compensation	—	5,755	—	—	5,755
Comprehensive loss	—	—	(1,810)	—	(1,810)
Net loss	—	—	—	(34,627)	(34,627)
Balance at March 31, 2022	47,801	$615,118	$(2,192)	$(309,882)	$303,044

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Operating activities:
Net loss	$(45,995)	$(34,627)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	8,096	5,755
Depreciation and amortization	283	240
Noncash lease expense	115	95
Accretion of purchase discounts and amortization of premiums on investment securities, net	(530)	322
Loss on equity method investment	—	1,010
Noncash license revenues	(2,000)	—
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	1,516	2,489
Accounts payable and accrued expenses	(1,345)	1,530
Deferred revenue	(605)	9,869
Operating lease liability	(253)	(226)
Net cash used in operating activities	(40,718)	(13,543)
Investing activities:
Purchases of investment securities	(22,671)	(55,017)
Maturities of investment securities	71,442	11,720
Purchases of property and equipment	(16)	(87)
Net cash provided by (used in) investing activities	48,755	(43,384)
Financing activities:
Proceeds from exercise of stock options	484	1,780
Net cash provided by financing activities	484	1,780
Net change in cash, cash equivalents and restricted cash	8,521	(55,147)
Cash, cash equivalents and restricted cash at beginning of period	33,973	201,195
Cash, cash equivalents and restricted cash at end of period	$42,494	$146,048
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$41,193	$145,548
Restricted cash	1,301	500
Cash, cash equivalents and restricted cash at end of period	$42,494	$146,048
Noncash investing and financing activities:
Stock received under licensing arrangement	$2,000	$—
Change in unvested stock liability	$—	$2
Amounts accrued for purchases of property and equipment	$33	$—

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $485.2 million as of March 31, 2023.

As of March 31, 2023, the Company had $296.1 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrual of research and development expenses, valuation of stock-based awards, fair values of financial instruments, revenue recognition and investment in Radionetics. Estimates are based on historical experiences or on forecasts, including information received from third parties and various other factors that the Company believes are reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

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

In October 2021, the Company, together with 5AM Ventures ("5AM") and Frazier Healthcare Partners ("Frazier"), announced the formation of Radionetics Oncology, Inc. ("Radionetics"). Radionetics is a VIE. The Company maintains an equity interest in Radionetics and accounts for its investment in Radionetics under the equity method of accounting due to its ability to exercise significant influence. The Company records its share of Radionetics income (loss) outside of operations in the statements of operations and comprehensive loss on a quarterly lag. The Company's equity method investment in Radionetics was written down to zero during the first quarter of 2022 as a result of the allocation of the Company’s share of losses of the investee. As of March 31, 2023, the Company had a 56% ownership stake in Radionetics.

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

As of March 31, 2023 and December 31, 2022, the Company had approximately $0.1 million due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. During the periods ended March 31, 2023 and 2022, the Company earned approximately $13,000 and $0.6 million, respectively, of reimbursements from Radionetics.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash held in readily available checking and money market accounts, as well as short-term debt securities with maturities of three months or less when purchased. Restricted cash represents cash held as collateral for the Company’s facility leases and is reported as a long-term asset in the accompanying condensed consolidated balance sheets.

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

Realized gains and losses on investment securities are derived using the specific identification method for determining the cost of securities sold and are included in other income (expenses), net in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company has not realized any significant gains or losses on sales of available-for-sale debt securities during any of the periods presented. Interest income is recognized when earned and is included in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.

Effective January 1, 2023, at each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in net loss. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net loss. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income. There have been no impairment or credit losses recognized during the periods presented in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease right-of-use assets, other current liabilities and noncurrent operating lease liabilities in the condensed consolidated balance sheets at the commencement date of the arrangement. The Company accounts for each separate lease and non-lease component as a single lease component. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements may contain variable costs such as common area maintenance, insurance, taxes or other costs. Such variable lease costs are expensed as incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company assesses its leases to determine whether the arrangements contain lease incentives.

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

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company has used the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as the Company incurs costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which is considered an input method. The Company uses judgment to estimate the total cost of these performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. The Company evaluates these cost estimates and the progress each reporting period and, as necessary, the Company adjusts the measure of progress and related revenue recognition.

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

The Company recognized reductions to R&D expense of $21,000 and $146,000 for the three months ended March 31, 2023, and 2022, respectively.

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

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss and the unrealized gains or losses on the Company’s available for sale investment securities for all periods presented. The cumulative amount of unrealized gains and losses is reflected as a separate component of stockholders' equity in the accompanying condensed consolidated balance sheets as accumulated other comprehensive income (loss).

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	As of March 31, 2023
	2023	2022
Stock options	11,537	7,975
Restricted stock units	806	304
Employee stock purchase plan	276	195
Total	12,619	8,474

Recently Adopted Accounting Pronouncements

ASU 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, which did not have a material impact on its condensed consolidated financial statements.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$127,343	$19	$(888)	$126,474
Certificates of deposit	4,156	—	(80)	4,076
Corporate debt securities	125,944	—	(1,565)	124,379
Total	$257,443	$19	$(2,533)	$254,929

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$154,228	$12	$(1,510)	$152,730
Certificates of deposit	4,629	—	(94)	4,535
Corporate debt securities	145,330	—	(2,336)	142,994
Asset-backed securities	1,497	—	(3)	1,494
Total	$305,684	$12	$(3,943)	$301,753

As of March 31, 2023 and December 31, 2022, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$230,382	$228,291	$246,276	$243,542
Due after one year through five years	27,061	26,638	59,408	58,211
Total	$257,443	$254,929	$305,684	$301,753

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government and agency obligations	$52,134	$(373)	$30,463	$(515)	$82,597	$(888)
Certificates of deposit	2,410	(40)	1,666	(40)	$4,076	(80)
Corporate debt securities	77,574	(967)	44,805	(598)	$122,379	(1,565)
Total	$132,118	$(1,380)	$76,934	$(1,153)	$209,052	$(2,533)

	As of December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government and agency obligations	$95,933	$(702)	$36,681	$(808)	$132,614	$(1,510)
Certificates of deposit	2,399	(47)	2,136	(47)	4,535	(94)
Corporate debt securities	96,663	(1,399)	43,330	(937)	139,993	(2,336)
Asset-backed securities	1,494	(3)	—	—	1,494	(3)
Total	$196,489	$(2,151)	$82,147	$(1,792)	$278,636	$(3,943)

The Company reviewed its investment holdings as of March 31, 2023 and December 31, 2022 and determined that the decline in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses as of March 31, 2023 and December 31, 2022.

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

Derivative Asset

On October 15, 2021, the Company received a warrant (the "Radionetics Warrant") to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The estimated value of the Radionetics Warrant is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs). There were no material changes in the inputs or the total valuation of the Radionetics Warrant during the three months ended March 31, 2023.

Financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$80,292	$46,182	$—	$126,474
Certificates of deposit	—	4,076	—	4,076
Corporate debt securities	—	124,379	—	124,379
Total Investment securities	80,292	174,637	—	254,929
Derivative Assets:
Radionetics Warrant	—	—	668	668
Total assets measured at fair value	$80,292	$174,637	$668	$255,597

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$93,879	$58,851	$—	$152,730
Certificates of deposit	—	4,535	—	4,535
Corporate debt securities	—	142,994	—	142,994
Asset-backed securities	—	1,494	—	1,494
Total Investment securities	93,879	207,874	—	301,753
Derivative Assets:
Radionetics Warrant	—	—	668	668
Total assets measured at fair value	$93,879	$207,874	$668	$302,421

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2023 or year ended December 31, 2022.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid clinical costs	$1,892	$2,567
Prepaid research and development costs	1,170	2,293
Australian tax incentive receivable	978	937
Prepaid insurance	583	939
Interest receivable	1,272	1,353
Due from Radionetics	99	135
Other	3,287	2,535
Total	$9,281	$10,759

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$3,516	$3,516
Lab equipment	3,212	3,168
Office equipment	859	859
Computers and software	46	41
Property and equipment at cost	7,633	7,584
Less accumulated depreciation and amortization	(4,367)	(4,084)
Total	$3,266	$3,500

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$5,895	$6,883
Accrued clinical costs	2,918	1,921
Accrued research and development costs	3,580	4,043
Accrued outside services and professional fees	2,926	1,810
Other accrued expenses	977	694
Total	$16,296	$15,351

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

In 2022, the Company entered into a lease agreement for laboratory and office space in San Diego, California (the "2022 Lease"). The Company expects to move its corporate headquarters to this new facility in the second half of 2023 upon the substantial completion of improvements.

Under the terms of the 2022 Lease, the Company's expected future monthly minimum lease payments of $0.5 million, with six months of rent abatement in the first year, start on the earlier of (i) the date which is ten (10) months after substantial completion of demolition work, or (ii) the date of the substantial completion of improvements and first occupancy for business purposes, and the term expires on the date immediately preceding the one hundred thirty-seventh (137th) monthly anniversary of this lease payment start date. Lease payments are subject to annual 3% increases. The Company is also responsible for certain operating expenses and taxes during the term of the 2022 Lease. The 2022 Lease provides the Company with specified tenant improvement and landlord work allowances. The Company has (i) two options to extend the term of the 2022 Lease for an additional period of five (5) years each, and (ii) a right of first offer on adjacent space to the new facility, subject to the terms and conditions of the 2022 Lease. The lease will be measured and recognized upon lease commencement. As of March 31, 2023, the 2022 Lease did not commence because the construction of improvements to bring the facility to its intended use was ongoing and not substantially complete.

Under the terms of the 2018 Lease and 2022 Lease, the Company provided the lessors with irrevocable letters of credit in the amounts of $0.5 million and $0.8 million, respectively. The lessors are entitled to draw on the letters of credit in the event of any default by the Company under the terms of the leases.

As of March 31, 2023, the Company's future minimum payments under non-cancellable operating lease, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2023 (9 months)	$936
2024	1,280
2025	871
Total future minimum lease payments	3,087
Less imputed interest	(265)
Total operating lease liability	2,822
Less operating lease liability, current	(1,079)
Operating lease liability, non-current	$1,743

Operating lease cost was $0.3 million for each of the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company’s 2018 Lease weighted average remaining term was 2.3 and 2.6 years, respectively. As of March 31, 2023 and December 31, 2022, the Company’s weighted-average discount rate was 8%.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million for each of the three months ended March 31, 2023 and 2022, respectively.

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

Deferred revenue consisted of the following (in thousands):

Deferred Revenue
Balance at December 31, 2022	$8,341
Revenue recognized that was included in the balance at the beginning of the period	(605)
Balance at March 31, 2023	7,736
Less deferred revenue, current	(2,121)
Deferred revenue, non-current	$5,615

Licenses revenue for the three months ended March 31, 2023 and 2022 was comprised of $0.6 million and $3.1 million, respectively. During the three months ended March 31, 2022, the Company recognized $1.5 million related to the transfer of the license at the inception of the Sanwa License at a point in time, and the remaining $1.6 million related to the data exchange performance obligation recognized over time. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for the completion of certain studies and trials under the Sanwa License. No significant supply purchases made by Sanwa through the Sanwa Clinical Supply Agreement during the three months ended March 31, 2023 and 2022.

Cellular Longevity, Inc., doing business as Loyal

On March 24, 2023, the Company and Cellular Longevity Inc., doing business as Loyal ("Loyal") entered into a license agreement (the “Loyal License”) whereby the Company granted Loyal an exclusive license to develop and commercialize CRN01941, a somatostatin receptor type 2 agonist, for veterinary use. In exchange, the Company will receive a $0.1 million nonrefundable, upfront payment and preferred stock in Loyal valued at approximately $2.0 million. The Company will also be eligible to receive certain single-digit sales-based royalties if the licensed intellectual property is approved for veterinary use.

During the three months ended March 31, 2023, the Company recognized $2.1 million of revenues from the Loyal License in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the shares of Loyal preferred stock to be issued to the Company valued at $2.0 million is included in other assets in the accompanying condensed consolidated balance sheets.

9. STOCKHOLDERS’ EQUITY

Stock Offerings

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

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. As of March 31, 2023, 2,127,434 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of March 31, 2023, 2,640,238 shares of common stock were available for future issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2023, 1,739,226 shares of common stock were available for issuance under the ESPP.

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

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the three months ended March 31, 2023 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2022	9,757,329	$17.79
Granted	2,171,590	$19.27
Exercised	(31,810)	$15.21
Forfeited and expired	(359,995)	$21.73
Balance at March 31, 2023	11,537,114	$17.95	8.2	$14,260
Vested and expected to vest at March 31, 2023	11,537,114	$17.95	8.2	$14,260
Exercisable at March 31, 2023	4,514,770	$16.24	6.8	$13,495

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $2.2 million, respectively.

The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $8.7 million and $4.0 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the three months ended March 31, 2023 was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding	Fair Value
Balance at December 31, 2022	290,311	$19.88
Granted	604,621	$19.64
Vested	(81,294)	$19.54
Forfeited	(7,238)	$19.84
Balance at March 31, 2023	806,400	$19.74

Fair Value of Stock Awards

The Company estimates the fair value of all stock option grants and ESPP using the Black-Scholes option pricing model and recognizes forfeitures as they occur. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Three months ended March 31,
	2023	2022
Expected option term	6.0 years	6.0 years
Expected volatility	67%	88%
Risk free interest rate	4.2%	1.8%
Expected dividend yield	—%	—%

There were no ESPP grants during the three months ended March 31, 2023 and 2022.

The weighted-average fair value of stock options awarded was $12.29 and $14.77 per share during the three months ended March 31, 2023 and 2022, respectively.

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected term - the expected term for stock options represents the period that the stock options are expected to be outstanding and has been estimated using the simplified method, which is an average of the contractual option term and its vesting period; the expected term for awards granted under the ESPP represents the term the awards are expected to be outstanding; (ii) Expected volatility - during 2022, the expected volatility assumption was based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available. The Company computed the historical volatility data using the daily closing prices for the selected companies’ shares during the period equivalent to the expected term of the Company’s stock-based awards. Beginning in 2023, the

Company determined that the volatility of its own market-traded shares best represents the expected volatility based on available historical data and, therefore, the expected volatility assumption for stock-based awards granted during the three months ended March 31, 2023 is based on the historical volatility of the Company's common stock; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid dividends and has no present intention to do so in the future.

Restricted stock units are valued using the grant date stock price.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Included in research and development	$4,678	$3,191
Included in general and administrative	3,418	2,564
Total stock-based compensation expense	$8,096	$5,755

As of March 31, 2023, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $88.9 million, $15.6 million and 2.5 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.3 years, 3.7 years and 1.5 years, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

To date, we have conducted multiple Phase 1 and Phase 2 clinical trials and results have shown that paltusotine was generally well tolerated among healthy adults and patients with acromegaly. In our ACROBAT Phase 2 program in acromegaly patients, including in our ACROBAT Advance long-term extension study, paltusotine maintained IGF-1 levels in patients previously treated with injected somatostatin receptor ligands, or SRLs, in which paltusotine lowered and maintained IGF-1 for up to 103 weeks at levels comparable to prior injected SRL therapy.

We are currently conducting a Phase 3 development program for paltusotine in acromegaly which consists of two placebo-controlled clinical trials. The first of these, the PATHFNDR-1 trial, is designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who are on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). We are also conducting a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels who are untreated. Three groups of subjects will be enrolled, including subjects who are treatment-naive (Group 1), subjects are not receiving medical therapy and who last received medical therapy at least four months prior to screening (Group 2), and subjects who are controlled on octreotide or lanreotide but agree to washout prior to beginning study treatment (Group 3). Groups 1 and 2 constitute Stratum 1 and Group 3 constitutes Stratum 2. We expect that the study population will be stratified to ensure equivalent active treatment versus placebo allocations in each stratum. We planned to enroll approximately 76 subjects based on the assumption that there would be an equal number of subjects in each stratum. In order to ensure sufficient statistical power to detect a difference between the active and placebo groups, the protocol prespecifies a sample size adjustment if enrollment in Stratum 2 is below a prespecified threshold. Due to higher than expected enrollment of naïve patients, we now have the opportunity to increase the sample size to enable a statistical comparison of naïve and untreated patients receiving either paltusotine or placebo. The primary endpoint of both PATHFNDR studies will be the proportion of patients with IGF-1 ≤ 1.0 × ULN at the end of the treatment period on paltusotine as compared to placebo. Enrollment in PATHFNDR-1 was completed in 2022, and we expect topline data from the PATHFNDR-1 study in the third quarter of 2023. Enrollment in the PATHFNDR-2 study is ongoing and, based on our current projections, we expect topline data in the first quarter of 2024. We believe that, if successful, the two trials could support marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies, and we would plan to seek regulatory approval for paltusotine for the treatment of acromegaly in the United States with an anticipated submission of a New Drug Application, or NDA, in 2024.

We are also conducting a Phase 2 trial to assess the safety and pharmacokinetics of paltusotine in patients with NETs complicated by carcinoid syndrome. The primary objectives for this Phase 2 trial include the evaluation of safety, tolerability, and pharmacokinetics of multiple doses of paltusotine. In addition, exploratory efficacy during the 8-week period will be evaluated including frequency of bowel movements and flushing episodes. We expect preliminary data from this study in the fourth quarter of 2023.

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

In the fourth quarter of 2022, we entered into a Clinical Trial Agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose exploratory trial of CRN04894 in ACTH dependent Cushing’s Syndrome, or ADCS. ADCS includes patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS. This open-label study is designed to evaluate safety and pharmacokinetics of increasing doses of CRN04894 in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. Study activities have been initiated and, based on our current projections data is expected from the study in 2024.

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

Treatment for Autosomal Dominant Polycystic Kidney Disease

We are developing nonpeptides for the treatment of primary Autosomal Dominant Polycystic Kidney Disease, or ADPKD. ADPKD develops because of mutations in either the PKD1 or PKD2 genes and is the most common hereditary kidney disease, affecting approximately 1 in 1000 individuals, and is the fourth leading cause of End Stage Renal Disease, or ESRD. These mutations lead to bilateral cyst formation and progressive decline in a patient’s Glomular Filtration Rate, or GFR, ultimately leading to kidney failure in 50% of individuals by their sixth decade with the disease. We have identified investigational, orally available nonpeptide molecules that possess good drug-like properties and activity in preclinical models of ADPKD. We are evaluating a subset of these molecules to identify potential development candidates that we believe are suitable for evaluation in human clinical trials, and we expect to select a development candidate in 2023.

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

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options, and we are continuously evaluating where to next deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional conditions including metabolic diseases (including diabetes and obesity) and Graves’ Disease (including Thyroid Eye Disease), among other indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. We have retained worldwide rights to commercialize our product candidates and do not have any royalty obligations except with respect to the exclusive right to develop and commercialize paltusotine in Japan pursuant to the Sanwa License, and the exclusive right to our radiotherapeutics technology pursuant to the Radionetics License.

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

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of our preferred stock, and sales of our common stock. As of March 31, 2023, we had unrestricted cash, cash equivalents, and investment securities of $296.1 million.

We have incurred cumulative net losses since our inception and, as of March 31, 2023, we had an accumulated deficit of $485.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Revenues

To date, our revenue has been mainly derived from research grant awards and licenses. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of March 31, 2023. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

License revenues

License revenues in 2021 were derived from the majority equity stake obtained in Radionetics pursuant to a Collaboration and License Agreement, under which Radionetics was granted an exclusive world-wide license to our radiotherapeutics technology platform and associated intellectual property for the development of radiotherapeutics and related radio-imaging agents.

License revenues for 2022 were primarily derived from the Sanwa License, under which Sanwa was granted the exclusive right to develop and commercialize paltusotine in Japan.

On March 24, 2023, we and Cellular Longevity Inc., doing business as Loyal ("Loyal") entered into a license agreement (the “Loyal License”) pursuant to which we granted Loyal an exclusive license to develop and commercialize CRN01941, a somatostatin receptor type 2 agonist, for veterinary use.

License revenues for 2023 were primarily derived from the Sanwa License and the Loyal License.

Clinical supply revenues

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. No significant purchases were made by Sanwa under the Sanwa Clinical Supply Agreement during the three months ended March 31, 2023 and 2022.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during 2023 and 2022 related to the research and development of paltusotine, CRN04777, and CRN04894. We deploy our personnel and facility related resources across all of our research and development activities.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Other than those changes discussed below in the section entitled "Stock-based compensation expense", during the three months ended March 31, 2023, there have not been any material changes to the critical accounting estimates discussed therein.

Stock-based compensation expense

Beginning in 2023, we determined that the volatility of our own market-traded shares best represents the expected volatility based on the available historical data and, therefore, the expected volatility assumption used to value certain stock-based awards granted during the three months ended March 31, 2023 utilizes the historical volatility of the Company's common stock. Previously, the expected volatility assumption used in the Black-Scholes option pricing model for certain stock-based awards was based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices were publicly available. We calculated the historical volatility using the daily closing prices for the selected companies’ shares during the period equivalent to that of the expected term of our stock-based awards.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,		Dollar
	2023	2022	Change
Revenues	$2,679	$3,131	$(452)
Operating expenses:
Research and development	38,468	28,252	10,216
General and administrative	12,189	8,706	3,483
Total operating expenses	50,657	36,958	13,699
Loss from operations	(47,978)	(33,827)	(14,151)
Other income, net	1,983	210	1,773
Loss before equity method investment	(45,995)	(33,617)	(12,378)
Loss on equity method investment	—	(1,010)	1,010
Net loss	$(45,995)	$(34,627)	$(11,368)

Revenues. Revenues during the three months ended March 31, 2023 and 2022 primarily relate to licensing arrangements, including approximately $2.1 million from the Loyal License which was entered into during the first quarter of 2023.

Research and development expenses. Research and development expenses were $38.5 million and $28.3 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $7.0 million, increased consulting and outside services of $1.4 million, increased spending on manufacturing and development activities of $0.9 million associated with our clinical and nonclinical activities for paltusotine and our preclinical programs, and increased other expenditures of $0.6 million.

The following table summarizes our primary external and internal research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,		Dollar
	2023	2022	Change
External research and development expenses:
Clinical trials	$10,492	$8,405	$2,087
Contract manufacturing	2,630	4,823	(2,193)
Preclinical studies	4,033	3,052	981
Other external research and development	3,085	1,622	1,463
Total external research and development expenses	20,240	17,902	2,338
Internal expenses:
Personnel	16,565	9,554	7,011
Other internal research and development	1,663	796	867
Total internal research and development expenses	18,228	10,350	7,878
Total research and development expenses	$38,468	$28,252	$10,216

The following table summarizes our research and development expenses by program for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,		Dollar
	2023	2022	Change
Paltusotine	$14,900	$11,637	$3,263
CRN04894	2,941	3,767	(826)
CRN04777	3,657	3,494	163
Other	16,970	9,354	7,616
Total research and development expenses	$38,468	$28,252	$10,216

Research and development expenses for our paltusotine clinical studies were $14.9 million and $11.6 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily due to increased supplies and spending on manufacturing and development activities of $1.7 million, an increase in personnel costs of $0.9 million, and an increase in consulting and outside services of $0.4 million.

Research and development expenses for our CRN04894 clinical studies were $2.9 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily due to decreased supplies and spending on manufacturing and development activities of $1.4 million offset by an increase in personnel costs of $0.3 million.

Research and development expenses for our CRN04777 clinical studies were $3.7 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $0.2 million.

Research and development expenses for our other programs were $17.0 million and $9.4 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $5.6 million, an increase in consulting and outside services of $0.8 million, and increased supplies and spending on manufacturing and development activities of $0.6 million.

General and administrative expenses. General and administrative expenses were $12.2 million and $8.7 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $2.7 million and an increase in other corporate expenditures of $0.8 million.

Other income (expense). Other income (expense), net was $2.0 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to income generated by our investment securities.

Loss on equity method investment. Loss on equity method investment was $1.0 million for the three months ended March 31, 2022 as a result of our share of loss in Radionetics' net loss. As the Radionetics investment was written down to zero, there was no loss on equity method investment during the three months ended March 31, 2023.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2023, we had unrestricted cash, cash equivalents and investment securities of $296.1 million and an accumulated deficit of $485.2 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(40,718)	$(13,543)
Net cash provided by (used in) investing activities	48,755	(43,384)
Net cash provided by financing activities	484	1,780
Net change in cash, cash equivalents and restricted cash	$8,521	$(55,147)

Operating Activities. Net cash used in operating activities was $40.7 million and $13.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used in operations was primarily attributable to the development and manufacturing activities associated with paltusotine and our other clinical and preclinical programs, and higher personnel costs and the $13.0 million upfront payment received upon the execution of the Sanwa License in February 2022, of which $3.1 million was recognized as license revenues during the three months ended March 31, 2022 compared to $0.6 million recognized during the three months ended March 31, 2023. The net cash used in operating activities during the three months ended March 31, 2023 was primarily due to our net loss of $46.0 million adjusted for $6.0 million of noncash charges, primarily for stock-based compensation, and a $0.7 million change in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2022 was primarily due to our net loss of $34.6 million adjusted for $7.4 million of noncash charges, primarily for stock-based compensation and loss on the investment of Radionetics, and a $13.7 million change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $48.8 million during the first three months of 2023, compared to a net outflow of funds of approximately $43.4 million during the comparable period of 2022.

Financing activities. Net cash provided by financing activities was $0.5 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. The net cash provided by financing activities during 2023 and 2022 resulted from cash received from the exercise of stock options.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 10, 2021, or the 2021 Shelf Registration Statement, and a prospectus supplement filed on August 12, 2022 relating to the offer and sale of up to $150.0 million of shares of our common stock in the ATM Offering by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During 2020, we issued 275,764 shares of common stock in the ATM Offering for net proceeds of $6.4 million, after deducting commissions, pursuant to our Shelf Registration Statement on Form S-3, which became effective on August 29, 2019, or the 2019 Shelf Registration Statement. The 2019 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering. The 2019 Shelf Registration Statement expired on August 29, 2022. No shares were issued under the ATM Offering during the three months ended March 31, 2023 and 2022.

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

The 2022 Lease did not commence as of March 31, 2023 since the Company did not control the facility. The lease will be measured and recognized upon lease commencement.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss and totaled approximately $(55,000) and $17,000 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and 2022, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

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

Item 1A. Risk Factors

Other than as set forth below, we do not believe that there have been any material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Unfavorable global economic conditions could adversely affect our business, financial condition and stock price.

The global credit and financial markets are currently, and have from time to time, experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in unemployment rates and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events, with the potential to result in extreme volatility in the global capital markets and further global economic consequences, including disruptions of the global supply chain and energy markets. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank, or SVB, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, including as a result of political unrest or war, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.1	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
4.2	Amended and Restated Investor Rights Agreement, dated February 9, 2018, as amended, by and among the Registrant and certain of its stockholders	S-1	333-225824	4.2	6/22/2018
10.1#	Amendment No. 2 to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-K	001-38583	10.19	2/28/2023
10.2	Non-Employee Director Compensation Program, as amended effective as of April 24, 2023					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: May 9, 2023	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2023	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)