Form 10-Q
period 2023-09-30
Crinetics Pharmaceuticals, Inc.
filed 2023-11-07
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 66,799,257 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,795	$32,672
Investment securities	411,858	301,753
Prepaid expenses and other current assets	21,107	10,759
Total current assets	575,760	345,184
Property and equipment, net	9,764	3,500
Operating lease right-of-use assets	48,042	1,486
Derivative asset	—	668
Investment in Radionetics	4,671	—
Restricted cash	1,300	1,301
Other assets	2,000	37
Total assets	$641,537	$352,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,935	$15,351
Accrued compensation and related expenses	12,877	9,081
Deferred revenue	1,662	2,240
Operating lease liabilities	3,989	1,051
Total current liabilities	40,463	27,723
Operating lease liabilities, non-current	48,182	2,024
Deferred revenue, non-current	5,144	6,101
Total liabilities	93,789	35,848
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding on September 30, 2023 or December 31, 2022	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 66,708 shares issued and outstanding on September 30, 2023; 53,877 shares issued and outstanding on December 31, 2022	1,142,218	759,432
Accumulated other comprehensive loss	(865)	(3,931)
Accumulated deficit	(593,605)	(439,173)
Total stockholders’ equity	547,748	316,328
Total liabilities and stockholders’ equity	$641,537	$352,176

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$346	$458	$4,013	$4,028
Operating expenses:
Research and development	43,839	31,987	122,947	93,234
General and administrative	15,484	11,925	41,016	31,120
Total operating expenses	59,323	43,912	163,963	124,354
Loss from operations	(58,977)	(43,454)	(159,950)	(120,326)
Other income (expense):
Interest income	2,569	1,500	6,714	2,413
Other income (expense), net	(53)	29	(199)	(35)
Change in valuation of derivative asset	—	—	—	31
Total other income, net	2,516	1,529	6,515	2,409
Loss before equity method investment	(56,461)	(41,925)	(153,435)	(117,917)
Loss on equity method investment	(997)	—	(997)	(1,010)
Net loss	$(57,458)	$(41,925)	$(154,432)	$(118,927)
Net loss per share:
Net loss per share - basic and diluted	$(1.01)	$(0.78)	$(2.81)	$(2.32)
Weighted average shares - basic and diluted	56,808	53,768	55,003	51,356
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$840	$(1,391)	$3,066	$(4,628)
Comprehensive loss	$(56,618)	$(43,316)	$(151,366)	$(123,555)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (loss)	Deficit	Equity
Balance on July 1, 2023	54,682	$791,968	$(1,705)	$(536,147)	$254,116
Issuance of common stock, net of $21.5 million of transaction costs	11,442	328,501	—	—	328,501
Exercise of stock options	584	10,700			10,700
Stock-based compensation	—	11,049	—	—	11,049
Comprehensive income	—	—	840	—	840
Net loss	—	—	—	(57,458)	(57,458)
Balance on September 30, 2023	66,708	$1,142,218	$(865)	$(593,605)	$547,748

Balance on January 1, 2023	53,877	$759,432	$(3,931)	$(439,173)	$316,328
Issuance of common stock, net of $21.8 million of transaction costs	11,965	339,812	—	—	339,812
Stock issued under Employee Stock Purchase Plan	75	1,123	—	—	1,123
Issuance of common stock upon vesting of restricted stock units	81	—	—	—	-
Exercise of stock options	710	12,531	—		12,531
Stock-based compensation		29,320	—	—	29,320
Comprehensive income	—	—	3,066	—	3,066
Net loss	—	—	—	(154,432)	(154,432)
Balance on September 30, 2023	$66,708	$1,142,218	$(865)	$(593,605)	$547,748

Balance at July 1, 2022	53,720	$742,041	$(3,619)	$(352,257)	$386,165
Exercise of stock options	76	1,089	—	—	1,089
Stock-based compensation	—	7,434	—	—	7,434
Comprehensive loss	—	—	(1,391)	—	(1,391)
Net loss	—	—	—	(41,925)	(41,925)
Balance at September 30, 2022	$53,796	$750,564	$(5,010)	$(394,182)	$351,372

Balance at January 1, 2022	47,597	$607,581	$(382)	$(275,255)	$331,944
Issuance of common stock, net of $7.8 million of transaction costs	5,626	117,242	—	—	117,242
Stock issued under Employee Stock Purchase Plan	66	813	—	—	813
Vesting of shares subject to repurchase	1	2	—	—	2
Exercise of stock options	506	4,606	—	—	4,606
Stock-based compensation	—	20,320	—	—	20,320
Comprehensive loss	—	—	(4,628)	—	(4,628)
Net loss	—	—	—	(118,927)	(118,927)
Balance at September 30, 2022	$53,796	$750,564	$(5,010)	$(394,182)	$351,372

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2023	2022
Operating activities:
Net loss	$(154,432)	$(118,927)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	29,320	20,320
Depreciation and amortization	836	703
Noncash lease expense	425	298
Accretion of purchase discounts and amortization of premiums on investment securities, net	(2,687)	385
Loss on equity method investment	997	1,010
Loss on disposal of property and equipment	6	—
Change in valuation of derivative asset	—	(31)
Noncash license revenues	(2,000)	—
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(8,368)	1,052
Accounts payable and accrued expenses	10,457	6,911
Deferred revenue	(1,535)	8,972
Operating lease liabilities	(811)	(691)
Net cash used in operating activities	(127,792)	(79,998)
Investing activities:
Purchases of investment securities	(354,806)	(296,256)
Purchase of investment in Radionetics preferred stock	(5,000)	—
Maturities of investment securities	250,454	86,805
Purchases of property and equipment	(3,753)	(1,382)
Net cash used in investing activities	(113,105)	(210,833)
Financing activities:
Proceeds from issuance of common stock, net of $21.8 million (2023) and $7.8 million (2022) of transaction costs	340,267	117,242
Proceeds from exercise of stock options	10,752	4,606
Net cash provided by financing activities	351,019	121,848
Net change in cash, cash equivalents and restricted cash	110,122	(168,983)
Cash, cash equivalents and restricted cash at beginning of period	33,973	201,195
Cash, cash equivalents and restricted cash at end of period	$144,095	$32,212
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$142,795	$30,912
Restricted cash	1,300	1,300
Cash, cash equivalents and restricted cash at end of period	$144,095	$32,212
Noncash investing and financing activities:
Stock received under licensing arrangement	$2,000	$—
Exercise of Derivative asset for Investment in Radionetics common stock	$668	$—
Change in unvested stock liability	$—	$2
Stock issued under Employee Stock Purchase Plan	$1,123	$813
Right-of-use asset obtained in exchange for lease obligation	$46,981	$—
Leasehold improvements paid by the lessor	$2,925	$—
Stock options exercised receivable	$1,779	$—
Accrued financing costs	$455	$—
Amounts accrued for purchases of property and equipment	$427	$60

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations and cash flows for the nine months ended September 30, 2023 and 2022 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development, and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $593.6 million as of September 30, 2023.

As of September 30, 2023, the Company had $554.7 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrual of research and development expenses, valuation of stock-based awards, fair values of financial instruments, revenue recognition, investment in Radionetics, and the assumptions underlying the determination of the estimated incremental borrowing rate for the determination of the Company’s operating lease right-of-use assets. Estimates are based on historical experiences or on forecasts, including information received from third parties and various other factors that the Company believes are reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

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

If it has been determined that the Company is not the primary beneficiary but does have the ability to exercise significant influence over the VIE, the Company accounts for the unconsolidated investment under the equity method of accounting.

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

The carrying amounts of the Company’s current financial assets, restricted cash and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company recorded the derivative asset (see Note 11) and investment securities (see Note 4) at fair value.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash held in readily available checking and money market accounts, as well as short-term debt securities with maturities of three months or less when purchased. Restricted cash represents cash held as collateral for the Company’s facility leases and is reported as a long-term asset in the accompanying condensed consolidated balance sheets. Cash and cash equivalents are considered Level 1 investments.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease right-of-use assets, operating lease liabilities and noncurrent operating lease liabilities in the condensed consolidated balance sheets at the accounting commencement date of the arrangement. The Company accounts for each separate lease and non-lease component as a single lease component. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at accounting commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements may contain variable costs such as common area maintenance, insurance, taxes, or other costs. Such variable lease costs are expensed as incurred. The Company assesses its leases to determine whether the arrangements contain lease incentives.

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

Revenue Recognition

The Company has generated revenue from licensing arrangements and supply agreements. The Company recognizes revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. To determine revenue recognition for arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

Australian Tax Incentive

CAPL is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Australian Taxation Office has a recapture right for a period of four years.

The Company recognized reductions to R&D expense of $8,000 and $45,000 for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	As of September 30,
	2023	2022
Stock options	12,464	8,899
Restricted stock units	830	278
Employee stock purchase plan	257	159
Total	13,551	9,336

Recently Adopted Accounting Pronouncements

ASU 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner like current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income (loss). The Company adopted ASU 2016-13 as of January 1, 2023, which did not have a material impact on its condensed consolidated financial statements.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$240,061	$43	$(363)	$239,741
Certificates of deposit	2,926	—	(32)	2,894
Corporate debt securities	156,157	10	(523)	155,644
Commercial paper	13,579	—	—	13,579
Total	$412,723	$53	$(918)	$411,858

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government and agency obligations	$154,228	$12	$(1,510)	$152,730
Certificates of deposit	4,629	—	(94)	4,535
Corporate debt securities	145,330	—	(2,336)	142,994
Asset-backed securities	1,497	—	(3)	1,494
Total	$305,684	$12	$(3,943)	$301,753

As of September 30, 2023 and December 31, 2022, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$292,094	$291,253	$246,276	$243,542
Due after one year through five years	120,629	120,605	59,408	58,211
Total	$412,723	$411,858	$305,684	$301,753

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government and agency obligations	$143,242	$(97)	$29,641	$(266)	$172,883	$(363)
Certificates of deposit	243	(2)	2,651	(30)	2,894	(32)
Corporate debt securities	84,291	(52)	47,072	(471)	131,363	(523)
Total	$227,776	$(151)	$79,364	$(767)	$307,140	$(918)

	As of December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government and agency obligations	$95,933	$(702)	$36,681	$(808)	$132,614	$(1,510)
Certificates of deposit	2,399	(47)	2,136	(47)	4,535	(94)
Corporate debt securities	96,663	(1,399)	43,330	(937)	139,993	(2,336)
Asset-backed securities	1,494	(3)	—	—	1,494	(3)
Total	$196,489	$(2,151)	$82,147	$(1,792)	$278,636	$(3,943)

The Company reviewed its investment holdings as of September 30, 2023 and December 31, 2022 and determined that the decline in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses as of September 30, 2023 and December 31, 2022.

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

In August 2023, the Company exercised its warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share, and also cancelled its existing right to maintain an aggregate interest of 22% of the fully diluted capitalization of Radionetics. There were no material changes in the inputs or the total valuation of the Radionetics Warrant in 2023 prior to its exercise and cancellation. Upon exercise, the Radionetics Warrant of $0.7 million was derecognized (see "Note 11").

Financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$202,813	$36,928	$—	$239,741
Certificates of deposit	—	2,894	—	2,894
Corporate debt securities	—	155,644	—	155,644
Commercial paper	—	13,579	—	13,579
Total assets measured at fair value	$202,813	$209,045	$—	$411,858

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government and agency obligations	$93,879	$58,851	$—	$152,730
Certificates of deposit	—	4,535	—	4,535
Corporate debt securities	—	142,994	—	142,994
Asset-backed securities	—	1,494	—	1,494
Total Investment securities	93,879	207,874	—	301,753
Derivative Assets:
Radionetics Warrant	—	—	668	668
Total assets measured at fair value	$93,879	$207,874	$668	$302,421

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. Other than the activity below, there were no transfers into or out of Level 3 during the nine months ended September 30, 2023, or year ended December 31, 2022.

The following is the Level 3 activity for the Company’s derivative asset:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Derivative asset at beginning of period	$668	$99	$668	$68
Gain on change in fair value of derivative asset	—	—	—	31
Exercise of derivative asset	(668)	—	(668)	—
Balance at end of period	$—	$99	$—	$99

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid clinical costs	$3,052	$2,567
Prepaid research and development costs	1,606	2,293
Australian tax incentive receivable	962	937
Prepaid insurance	1,289	939
Interest receivable	2,622	1,353
Due from Radionetics	98	135
Landlord improvements receivable	6,178	605
Option exercise receivable	1,779	—
Other	3,521	1,930
Total	$21,107	$10,759

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$9,700	$3,516
Lab equipment	3,958	3,168
Office equipment	935	859
Computers and software	46	41
Property and equipment at cost	14,639	7,584
Less accumulated depreciation and amortization	(4,875)	(4,084)
Total	$9,764	$3,500

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$5,842	$6,883
Accrued clinical costs	3,669	1,921
Accrued research and development costs	3,101	4,043
Accrued outside services and professional fees	2,908	1,810
Accrued landlord improvements	5,424	359
Other accrued expenses	991	335
Total	$21,935	$15,351

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

Under the terms of the 2022 Lease, the Company's expected future monthly minimum lease payments of $0.5 million, with six months of rent abatement in the first year, start on the earlier of (i) the date which is ten (10) months after substantial completion of demolition work, or (ii) the date of the substantial completion of improvements and first occupancy for business purposes, and the term expires on the date immediately preceding the one hundred thirty-seventh (137th) monthly anniversary of this lease payment start date. Lease payments are subject to annual 3% increases. The Company is also responsible for certain operating expenses and taxes during the term of the 2022 Lease. The 2022 Lease provides the Company with specified tenant improvement and landlord work allowances. The Company has (i) two options to extend the term of the 2022 Lease for an additional period of five (5) years each, and (ii) a right of first offer on adjacent space to the new facility, subject to the terms and conditions of the 2022 Lease. As of the date of the recording of the 2022 Lease, the Company is not reasonably certain that these options will be exercised. In September 2023, the Company recorded a right-of-use asset and corresponding lease liability in the accompanying condensed consolidated balance sheets in connection with the 2022 Lease.

The Company’s estimated incremental fully collateralized borrowing rate of 8.6% was used in its present value calculation as the 2022 Lease does not have a stated rate and the implicit rate was not readily determinable. The rate was determined using a synthetic credit rating analysis.

Under the terms of the 2018 Lease and 2022 Lease, the Company provided the lessors with irrevocable letters of credit in the amounts of $0.5 million and $0.8 million, respectively. The lessors are entitled to draw on the letters of credit in the event of any default by the Company under the terms of the leases.

As of September 30, 2023, the Company's future minimum payments under non-cancellable operating lease, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2023 (3 months)	$689
2024	5,587
2025	7,501
2026	6,829
2027	7,034
Thereafter	56,985
Total future minimum lease payments	84,625
Less imputed interest	(32,454)
Total operating lease liability	52,171
Less operating lease liability, current	(3,989)
Operating lease liability, non-current	$48,182

Operating lease cost was $0.4 million and $0.9 million for the three and nine months ended September 30, 2023, respectively and $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company’s weighted average remaining term was 11.2 and 2.6 years, respectively. As of September 30, 2023 and December 31, 2022, the Company’s weighted-average discount rate was 8.6% and 8%, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million and $0.9 million for the three and nine months ended September 30, 2023 and 2022, respectively.

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

Deferred revenue consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Deferred revenues at beginning of period	$7,152	$9,431	$8,341	$—
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	—	—	—	8,972
Revenue recognized that was included in deferred revenues as of the beginning of the period	(346)	(459)	(1,535)	—
Balance at end of period	6,806	8,972	6,806	8,972
Less deferred revenue, current	(1,662)	(2,320)	(1,662)	(2,320)
Deferred revenue, non-current	$5,144	$6,652	$5,144	$6,652

During the three and nine months ended September 30, 2023, $0.3 million and $1.5 million, respectively, of the $13.0 million upfront payment was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, $0.5 million and $4.0 million, respectively, of the $13.0 million upfront payment was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. Of the license revenues recognized during the nine months ended September 30, 2022, $1.5 million is related to the transfer of the license at the inception of the Sanwa License at a point in time, with the remaining amounts related to the data exchange performance obligation recognized over time. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for the completion of certain studies and trials under the Sanwa License. During the nine months ended September 30, 2023, the Company recognized $0.4 million of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. No significant supply purchases made by Sanwa through the Sanwa Clinical Supply Agreement during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2022.

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

During the nine months ended September 30, 2023, the Company recognized $2.1 million of revenues from the Loyal License at the inception of the contract in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in other assets in the accompanying condensed consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none.

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

On September 15, 2023, the Company completed an underwritten follow-on offering of 11,441,648 shares of its common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million. The shares were registered pursuant to the Company’s 2021 Shelf Registration Statement.

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

During the nine months ended September 30, 2023, the Company issued 522,807 shares of common stock in the ATM Offering pursuant to the 2021 Shelf Registration Statement for net proceeds of approximately $11.3 million, after deducting commissions.

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. In November 2023, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 7,500,000 shares. As of September 30, 2023, 589,211 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of September 30, 2023, 2,549,748 shares of common stock were available for future issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of September 30, 2023, 1,664,012 shares of common stock were available for issuance under the ESPP.

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

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the nine months ended September 30, 2023 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance on December 31, 2022	9,757,329	$17.79
Granted	4,027,897	$19.28
Exercised	(710,020)	$17.65
Forfeited and expired	(611,685)	$20.69
Balance on September 30, 2023	12,463,521	$18.14	8.0	$144,674
Vested and expected to vest on September 30, 2023	12,463,521	$18.14	8.0	$144,674
Exercisable on September 30, 2023	5,137,282	$16.76	6.7	$66,733

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $6.3 million and $5.6 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the nine months ended September 30, 2023, was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding	Fair Value
Balance on December 31, 2022	290,311	$19.88
Granted	666,621	$16.62
Vested	(81,294)	$19.54
Forfeited	(45,142)	$19.77
Balance on September 30, 2023	830,496	$19.71

Fair Value of Stock Awards

The Company estimates the fair value of all stock option grants and the ESPP using the Black-Scholes option pricing model and recognizes forfeitures as they occur. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Expected option term	6.1 years	6.0 years	6.0 years	6.0 years
Expected volatility	64%	87%	66%	88%
Risk free interest rate	4.3%	3.3%	4.1%	2.4%
Expected dividend yield	—%	—%	—%	—%

The weighted-average fair value of stock options awarded was $11.15 and $12.13 per share during the three and nine months ended September 30, 2023, respectively, and $15.12 and $15.04 per share during the three and nine months ended September 30, 2022, respectively.

The following table summarizes the weighted average assumptions used to estimate the fair value of the ESPP awards for the periods presented below:

ESPP	Nine months ended September 30,
	2023	2022
Expected term	1.1 years	1.2 years
Expected volatility	57%	76%
Risk free interest rate	4.9%	2.2%
Expected dividend yield	—%	—%

The weighted-average fair value of the ESPP was $9.15 per share during the nine months ended September 30, 2023, and $8.82 per share during the nine months ended September 30, 2022. There were no ESPP awards during the three months ended September 30, 2023 and 2022.

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected term - the expected term for stock options represents the period that the stock options are expected to be outstanding and has been estimated using the simplified method, which is an average of the contractual option term and its vesting period; the expected term for awards granted under the ESPP represents the term the awards are expected to be outstanding; (ii) Expected volatility - during 2022, the expected volatility assumption was based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available. The Company computed the historical volatility data using the daily closing prices for the selected companies’ shares during the period equivalent to the expected term of the Company’s stock-based awards. Beginning in 2023, the Company determined that the volatility of its own market-traded shares best represents the expected volatility based on available historical data and, therefore, the expected volatility assumption for stock-based awards granted during the three and nine months ended September 30, 2023 is based on the historical volatility of the Company's common stock; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid dividends and has no present intention to do so in the future.

Restricted stock units are valued using the grant date stock price.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Included in research and development	$6,088	$3,860	$16,367	$10,732
Included in general and administrative	4,961	3,574	12,953	9,588
Total stock-based compensation expense	$11,049	$7,434	$29,320	$20,320

As of September 30, 2023, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $89.9 million, $13.7 million and $2.0 million, respectively, which is expected to be recognized over a remaining weighted-average period of 2.1 years, 3.2 years and 1.2 years, respectively.

11. INVESTMENT IN RADIONETICS

Investment in Radionetics

In October 2021, the Company entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, in which the Company granted Radionetics an exclusive worldwide license to its technology for the development of radiotherapeutics and related radio-imaging agents in exchange for 50,500,000 shares of common stock of Radionetics, which represented an initial majority stake in Radionetics of 64%, and the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of common stock or the number of additional shares of common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics.

Radionetics is a VIE due to having insufficient equity to finance its activities without additional subordinated financial support. The Company evaluated whether it is the primary beneficiary of Radionetics by evaluating Radionetics’ key activities: (1) conducting research and development, (2) making financing decisions, and (3) determining the strategic direction of Radionetics. Decisions about research and development activities are made by unanimous vote of members of the research and development committee, in which no individual party has unilateral decision making power. Decisions about financing and strategic direction rest with Radionetics’ board of directors, and no party was determined to be in control, given the Radionetics board of directors was comprised of three members for which each of Crinetics, 5AM and Frazier were entitled to appoint and replace, as needed, their board designee, and a fourth member mutually agreed upon by the other three board members. Radionetics’ management was separate from the Company and was determined by Radionetics’ board of directors. As the Company did not control any of Radionetics' key activities, it was not the primary beneficiary of the VIE and did not consolidate the financial results of Radionetics.

The Company accounts for its investment in Radionetics common stock under the equity method of accounting due to its ability to exercise significant influence. The Company records its share of Radionetics income (loss) outside of operations in the statements of operations and comprehensive loss on a quarterly lag. The Company's equity method investment in Radionetics was written down to zero during the first quarter of 2022 as a result of the allocation of the Company’s share of losses of the investee.

In August 2023, Radionetics completed a refinancing that included a number of transactions that were negotiated by the Company as a package (the “August 2023 Radionetics Transaction”). In connection with the August 2023 Radionetics Transaction, (1) the Company exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share, (2) the Company exchanged 32,344,371 shares of Radionetics common stock for Radionetics preferred stock on a one-for-one basis, (3) the Company invested $5.0 million to purchase 14,404,656 shares of preferred stock in Radionetics along with other new and existing investors who participated in the financing, and (4) the Company and Radionetics agreed to amend the Radionetics License to include additional sales milestones of up to $15 million. Radionetics’ convertible notes held by other investors were also converted to Radionetics preferred stock and certain Radionetics common shares held by other investors were cancelled in connection with the financing.

The August 2023 Radionetics Transaction was a VIE reconsideration event. The Company determined that Radionetics continues to be a VIE due to having insufficient equity to finance its activities without additional subordinated financial support. The Company also reevaluated whether it is the primary beneficiary of Radionetics and noted there were no changes to Radionetics’ key activities or the conclusion that the Company does not control any of these activities. The size of Radionetics’ board of directors was increased from four to six members. Crinetics, 5AM and Frazier are each entitled to appoint and replace, as needed, their board designee, the fourth member is Radionetics’ CEO, and the fifth and sixth members must be mutually agreed upon by the other four board members. All changes to board composition are subject to shareholder approval with common and preferred shareholders having equal votes. Radionetics’ management continues to be entirely separate from the Company and determined by the Radionetics’ board of directors. As the Company does not control any of Radionetics' key activities, it is not the primary beneficiary and does not consolidate the financial results of Radionetics. Accordingly, the Company continues to account for its investment in Radionetics under the equity method of accounting due to its ability to exercise significant influence.

The Company determined that its preferred stock investment in Radionetics represents in-substance common stock. The preferred stock investment is substantially similar to common stock in that it does not have a substantive liquidation preference since the preferred stock will participate in substantially all of Radionetics losses, the conversion ratio for preferred stock into common stock is on a one-for-one basis without any significant restrictions or contingencies, and the preferred stock lacks redemption features, among other factors.

The Company is not obligated to fund losses incurred by Radionetics. The Company’s $5.0 million purchase of preferred stock in the August 2023 Radionetics Transaction was alongside new and existing investors and did not fund previous losses.

In connection with the August 2023 Radionetics Transaction, the Company exercised the Radionetics Warrant, which had a fair value of $0.7 million, and purchased $5.0 million of preferred stock. These transactions resulted in a $5.7 million increase in the Company’s investment in Radionetics. As a result of the August 2023 Radionetics Transaction, the Company experienced net dilution in its ownership of Radionetics from a 55% ownership stake in Radionetics common stock to a 31% combined ownership stake in Radionetics common and preferred stock. No gain was recorded upon dilution since cumulative losses that had been suspended exceeded the gain on dilution.

During the three months ended September 30, 2023, the Company recorded an equity method loss of $1.0 million in the accompanying condensed consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. As of September 30, 2023, the Company’s investment in Radionetics of $4.7 million is recorded as a long-term asset in the accompanying condensed consolidated balance sheets.

The amendment to the Radionetics License in connection with the August 2023 Radionetics Transaction did not result in additional revenue at the time of modification and the sales-based milestone and royalty payments will only be recognized when the milestones or sales occur.

Other Items

R. Scott Struthers, Ph.D., the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers received 1,000,000 shares of restricted common stock of Radionetics, which vest ratably over 36 months, subject to continued service, and Dr. Struthers receives a $50,000 annual retainer for his service as a board member of Radionetics.

As of September 30, 2023 and December 31, 2022, the Company had $0.1 million due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company received reimbursements from Radionetics of $21,000 and $53,000 for the three and nine months ended September 30, 2023, respectively, and $0.4 million for the nine months ended September 30, 2022.

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

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, the impact of international conflicts, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and neuroendocrine tumors, or NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. Approximately 27,000 people in the United States suffer from acromegaly, and depending on surgical success, we estimate that approximately 11,000 are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. NETs originate from neuroendocrine cells commonly found in the gut, lung or pancreas. Typically, NETs are only diagnosed at a time of extensive metastatic disease and will often progress to liver failure. NETs are present in approximately 175,000 adults in the United States. Of these, it is estimated that approximately 33,000 patients have carcinoid syndrome, which occurs when the tumors secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care for many NETs patients as detailed in National Comprehensive Cancer Network, or NCCN, guidelines. In 2022, branded somatostatin peptide drugs accounted for approximately $2.8 billion in global sales for the treatment of acromegaly, NETs, and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly patients. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation for paltusotine for the treatment of acromegaly.

To date, our clinical trials have shown that paltusotine was generally well tolerated among healthy adults and patients with acromegaly. In our ACROBAT Phase 2 program in acromegaly patients, including our ACROBAT Advance long-term extension study, paltusotine maintained IGF-1 levels in patients previously treated with injected somatostatin receptor ligands, or SRLs. In our ACROBAT Phase 2 program, paltusotine lowered and maintained IGF-1 for up to 103 weeks at levels comparable to prior injected SRL therapy.

Our Phase 3 development program for paltusotine in acromegaly consists of two placebo-controlled clinical trials, PATHFNDR-1 and PATHFNDR-2. The randomized controlled portion of the PATHFNDR-1 trial was completed and was designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who had been on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). The open label extension phase of the PATHFNDR-1 trial is ongoing. We are also conducting a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels who are untreated. Three groups of subjects have been enrolled in PATHFNDR-2, including subjects who are treatment-naive (Group 1), subjects not receiving medical therapy and who last received medical therapy at least four months prior to screening (Group 2), and subjects who are controlled on octreotide or lanreotide but agree to washout prior to beginning study treatment (Group 3). Groups 1 and 2 constitute Stratum 1 and Group 3 constitutes Stratum 2. The PATHFNDR-2 study population was stratified to ensure equivalent active treatment versus placebo allocations in each stratum. We originally planned to enroll approximately 76 subjects based on the assumption that there would be an equal number of subjects in each stratum. Due to higher than expected enrollment of naïve patients, we increased the targeted sample size to 98 patients in order to ensure sufficient statistical power to detect a difference between the active and placebo groups for the study as a whole and to increase experience with paltusotine in naïve and untreated patients. The sample size adjustment was prespecified in the protocol if enrollment in Stratum 2 was below a predetermined threshold. The primary endpoint of both PATHFNDR studies is the proportion of patients with IGF-1 ≤ 1.0 ×ULN at the end of the treatment period on paltusotine as compared to placebo.

Positive topline data from the randomized controlled portion of the PATHFNDR-1 study was reported in September 2023, where the primary endpoint and all secondary endpoints of the study were achieved. The study met statistical significance (p<0.0001) on the primary endpoint, based on the proportion of participants whose IGF-1 levels were maintained ≤ 1.0 ×ULN in the paltusotine arm (83%) compared to those in the placebo arm (4%). All secondary endpoints also met statistical significance. In PATHFNDR-1, paltusotine was well tolerated and no serious or severe adverse events were reported in participants treated with paltusotine. The frequency of participants with at least one treatment emergent adverse event, or TEAE, was comparable in the paltusotine treatment arm vs placebo, or PBO arm (80% vs. 100% respectively). The most commonly reported TEAEs in paltusotine included: arthralgia (27% paltusotine vs. 57% PBO), headache (20% paltusotine vs. 36% PBO), diarrhea (23% paltusotine vs. 14% PBO), abdominal pain (17% paltusotine vs. 11% PBO) and nausea (10% paltusotine vs. 7% PBO). The frequency of adverse events considered related to acromegaly was notably lower in paltusotine treated participants compared to placebo treated participants (30% vs. 86% respectively).

Enrollment in the PATHFNDR-2 study was completed in August 2023 and a total of 112 subjects were enrolled who were either treatment-naïve (n=46) or untreated for at least four months (n=36), or who washed out of prior octreotide or lanreotide monotherapy (n=30). We expect topline data from the PATHFNDR-2 study in the first quarter of 2024. We believe that, if successful, the two trials could support marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies, and we would plan to seek regulatory approval for paltusotine for the treatment of acromegaly in the United States with an anticipated submission of a New Drug Application, or NDA, in the second half of 2024.

We are also conducting a Phase 2 trial to assess the safety and pharmacokinetics of paltusotine in patients with NETs complicated by carcinoid syndrome. The primary objectives for this Phase 2 trial include the evaluation of safety, tolerability, and pharmacokinetics of multiple doses of paltusotine. In addition, exploratory efficacy during the 8-week period will be evaluated including frequency of bowel movements and flushing episodes. We expect to complete enrollment for this study by the end of 2023 and anticipate initial data from a subset of approximately half of the patients from this study in December 2023.

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

In January 2023, we submitted an Investigational New Drug application, or IND, to the FDA for the study of CRN04894 in CAH. In February 2023, we were notified that the IND was allowed to proceed, and we initiated a Phase 2 study in CAH patients. This open-label Phase 2 study is designed to evaluate the safety and pharmacokinetics of increasing doses of CRN04894. In addition, biomarkers, including serum androstenedione and 17 hydroxyprogesterone, will be measured as we seek to evaluate the potential efficacy of CRN04894. Data from this Phase 2 study is expected in the second half of 2024.

We entered into a Clinical Trial Agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose exploratory trial of CRN04894 in ACTH dependent Cushing’s Syndrome, or ADCS. ADCS includes patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS. This open-label study is designed to evaluate safety and pharmacokinetics of increasing doses of CRN04894 in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. Study activities have been initiated and, based on our current projections, data is expected from the study in the second half of 2024.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of primary hyperparathyroidism, or PHPT and humoral hypercalcemia of malignancy, or HHM, and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can lead to skeletal, renal, gastrointestinal, and neurological problems. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels, or hypercalcemia. Some patients experience no symptoms, and many can have surgery to remove the tumor and/or hyperactive gland(s), while some require management with medical therapy. Symptomatic PHPT is characterized by skeletal, renal, gastrointestinal, and neurological manifestations with increased mortality. HHM typically arises in patients with advanced-stage cancers. In cases of HHM, over-secretion of PTHrP caused by the malignant tumor results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. We have identified investigational, orally available nonpeptide PTH antagonists that showed activity and drug-like properties in preclinical models. We are evaluating a subset of molecules to identify potential development candidates that we believe are suitable for evaluation in human clinical trials, and we expect to select a development candidate in late 2023 or early 2024.

Treatment for Autosomal Dominant Polycystic Kidney Disease

We have identified investigational, orally available nonpeptide molecules for the treatment of primary Autosomal Dominant Polycystic Kidney Disease, or ADPKD. ADPKD develops because of mutations in either the PKD1 or PKD2 genes and is the most common hereditary kidney disease, affecting approximately 1 in 1,000 individuals, and is the fourth leading cause of End Stage Renal Disease, or ESRD. These mutations lead to bilateral cyst formation and progressive decline in a patient’s Glomerular Filtration Rate, or GFR, ultimately leading to kidney failure in 50% of individuals by their sixth decade with the disease. We are evaluating a subset of these molecules to identify potential development candidates that we believe are suitable for evaluation in human clinical trials, and we expect to select a development candidate in the first half of 2024.

Research Discovery

Patients with many other debilitating endocrine diseases await new therapeutic options, and we continuously evaluate where to deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional conditions. In addition to our programs for hyperparathyroidism and ADPKD, we are evaluating potential product candidates for Graves’ Disease (including Thyroid Eye Disease), metabolic diseases (including diabetes and obesity), and hyperinsulinism, among other indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. We do not have any royalty obligations and have retained worldwide rights to commercialize our product candidates, except with respect to the exclusive right to develop and commercialize paltusotine in Japan pursuant to the Sanwa License, and the exclusive right to our radiotherapeutics technology pursuant to the Radionetics License.

Radionetics Oncology, Inc.

On October 18, 2021, we, together with 5AM Ventures and Frazier Healthcare Partners, announced the formation of Radionetics Oncology, Inc., or Radionetics. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, granting Radionetics an exclusive world-wide license to our technology for the development of radiotherapeutics and related radio-imaging agents in exchange for an equity stake in Radionetics, a warrant to obtain additional shares of common stock of Radionetics, potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. In August 2023, we exercised our warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share and invested $5.0 million to purchase 14,404,656 shares of preferred stock in Radionetics along with new and existing investors who participated in the financing. Subsequent to the warrant exercise, we exchanged 60% of our total number of outstanding shares of Radionetics common stock into 32,344,371 shares of Radionetics preferred stock. As of September 30, 2023, we have an approximately 31% combined ownership stake in Radionetics common and preferred stock. Additionally, the Radionetics License was amended to include additional sales milestones of up to $15.0 million. Following the amendment to the Radionetics License, we are eligible to receive total potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales.

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

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of our preferred stock, and sales of our common stock. As of September 30, 2023, we had unrestricted cash, cash equivalents, and investment securities of $554.7 million. On September 15, 2023, we completed an underwritten follow-on offering of 11,441,648 shares of our common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million.

We have incurred cumulative net losses since our inception and, as of September 30, 2023, we had an accumulated deficit of $593.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, scale back or discontinue the development of our existing product candidates or our efforts to expand our product pipeline.

Revenues

To date, our revenue has been mainly derived from research grant awards and licenses. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of September 30, 2023. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

Clinical supply revenues

On June 14, 2022, we and Sanwa, entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby we are responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the nine months ended September 30, 2023, we recognized $0.4 million of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. No significant supply purchases were made by Sanwa through the Sanwa Clinical Supply Agreement during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2022.

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

General and administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and commercial planning expenses. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. Dr. Dana Pizzuti, the Company's Chief Development Officer, assumed the additional role of Chief Medical Officer, which did not result in additional expenses to the organization. We also incur expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

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

Other than those changes discussed below, during the three and nine months ended September 30, 2023, there have not been any material changes to the critical accounting estimates discussed therein.

Stock-based compensation expense

Beginning in the first quarter of 2023, we determined that the volatility of our own market-traded shares best represents the expected volatility based on the available historical data and, therefore, the expected volatility assumption used to value certain stock-based awards granted during the three and nine months ended September 30, 2023 utilizes the historical volatility of our common stock. Previously, the expected volatility assumption used in the Black-Scholes option pricing model for certain stock-based awards was based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices were publicly available. We calculated the historical volatility using the daily closing prices for the selected companies’ shares during the period equivalent to that of the expected term of our stock-based awards.

Leases

When our leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at accounting commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. On September 9, 2022, we entered into a lease agreement for laboratory and office space in San Diego, California, or the 2022 Lease. The incremental borrowing rate for the 2022 Lease was determined using a synthetic credit rating analysis.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Dollar
	2023	2022	Change
Revenues	$346	$458	$(112)
Operating expenses:
Research and development	43,839	31,987	11,852
General and administrative	15,484	11,925	3,559
Total operating expenses	59,323	43,912	15,411
Loss from operations	(58,977)	(43,454)	(15,523)
Other income, net	2,516	1,529	987
Loss before equity method investment	(56,461)	(41,925)	(14,536)
Loss on equity method investment	(997)	—	(997)
Net loss	$(57,458)	$(41,925)	$(15,533)

Revenues. Revenues during the three months ended September 30, 2023 and 2022 relate to the Sanwa License.

Research and development expenses. Research and development expenses were $43.8 million and $32.0 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $8.3 million, increased net spending on manufacturing and development activities of $1.8 million associated with our clinical and nonclinical programs, and increased outside services of $1.2 million.

The following table summarizes our primary external and internal research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Dollar
	2023	2022	Change
External research and development expenses:
Clinical trials	$10,431	$8,653	$1,778
Contract manufacturing	3,680	4,337	(657)
Preclinical studies	3,877	3,160	717
Outside services	3,771	2,577	1,194
Other external research and development	6	13	(7)
Total external research and development expenses	21,765	18,740	3,025
Internal expenses:
Payroll and benefits	14,298	8,235	6,063
Stock-based compensation	6,088	3,860	2,228
Facilities and related	638	602	36
Other internal research and development	1,050	550	500
Total internal research and development expenses	22,074	13,247	8,827
Total research and development expenses	$43,839	$31,987	$11,852

The following table summarizes our research and development expenses by program for the three months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Dollar
	2023	2022	Change
Paltusotine	$12,374	$12,271	$103
CRN04894	3,606	1,526	2,080
CRN04777	1,501	2,006	(505)
Discovery	3,663	2,252	1,411
Payroll and benefits	14,298	8,235	6,063
Stock-based compensation	6,088	3,860	2,228
Other	2,309	1,837	472
Total research and development expenses	$43,839	$31,987	$11,852

Research and development expenses for our paltusotine program were $12.4 million and $12.3 million for the three months ended September 30, 2023 and 2022, respectively. The expenses were consistent and comparable between the two periods.

Research and development expenses for our CRN04894 program were $3.6 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to increased spending on manufacturing and development activities of $2.0 million.

Research and development expenses for our CRN04777 program were $1.5 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due the clinical hold received from the FDA in November 2022 which delayed the advancement of CRN04777 prior to its discontinuation from clinical development.

Research and development expenses for our discovery programs were $3.7 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in outside services of $1.1 million.

Research and development expenses for payroll and benefits were $14.3 million and $8.2 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for stock-based compensation were $6.1 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $2.3 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in travel and other expenditures of $0.4 million.

General and administrative expenses. General and administrative expenses were $15.5 million and $11.9 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $3.2 million.

Other income, net. Other income, net was $2.5 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily due to income generated by our investment securities.

Loss on equity method investment. Loss on equity method investment was $1.0 million for the three months ended September 30, 2023. The loss on equity method investment was due to our share of loss in Radionetics’ net loss subsequent to the August 2023 Radionetics stock purchase and warrant exercise for a total of $5.7 million. There was no loss on equity method investment during the three months ended September 30, 2022, as the original investment in Radionetics common stock was written down to zero in previous periods.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,		Dollar
	2023	2022	Change
Revenues	$4,013	$4,028	$(15)
Operating expenses:
Research and development	122,947	93,234	29,713
General and administrative	41,016	31,120	9,896
Total operating expenses	163,963	124,354	39,609
Loss from operations	(159,950)	(120,326)	(39,624)
Other income, net	6,515	2,409	4,106
Loss before equity method investment	(153,435)	(117,917)	(35,518)
Loss on equity method investment	(997)	(1,010)	13
Net loss	$(154,432)	$(118,927)	$(35,505)

Revenues. Revenues during the nine months ended September 30, 2023 and 2022 primarily relate to licensing arrangements, including $2.1 million from the Loyal License which was entered into during the first quarter of 2023. Revenues during the nine months ended September 30, 2023 include $1.5 million and $0.4 million related to the Sanwa License and Sanwa Clinical Supply Agreement, respectively. Revenues in 2022 were related to the Sanwa License.

Research and development expenses. Research and development expenses were $122.9 million and $93.2 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $22.2 million, increased outside services of $4.1 million, and increased net spending on manufacturing and development activities of $1.2 million associated with our clinical and nonclinical programs.

The following table summarizes our primary external and internal research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,		Dollar
	2023	2022	Change
External research and development expenses:
Clinical trials	$30,352	$27,512	$2,840
Contract manufacturing	9,443	13,975	(4,532)
Preclinical studies	12,230	9,328	2,902
Outside services	10,458	6,368	4,090
Other external research and development	27	48	(21)
Total external research and development expenses	62,510	57,231	5,279
Internal expenses:
Payroll and benefits	38,621	22,065	16,556
Stock-based compensation	16,367	10,732	5,635
Facilities and related	2,372	1,887	485
Other internal research and development	3,077	1,319	1,758
Total internal research and development expenses	60,437	36,003	24,434
Total research and development expenses	$122,947	$93,234	$29,713

The following table summarizes our research and development expenses by program for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,		Dollar
	2023	2022	Change
Paltusotine	$34,917	$34,707	$210
CRN04894	9,250	7,227	2,023
CRN04777	7,309	7,922	(613)
Discovery	8,803	5,002	3,801
Payroll and benefits	38,621	22,065	16,556
Stock-based compensation	16,367	10,732	5,635
Other	7,680	5,579	2,101
Total research and development expenses	$122,947	$93,234	$29,713

Research and development expenses for our paltusotine program were $34.9 million and $34.7 million for the nine months ended September 30, 2023 and 2022, respectively. The expenses were consistent and comparable between the two periods.

Research and development expenses for our CRN04894 program were $9.3 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to increased spending on manufacturing and development activities of $1.7 million.

Research and development expenses for our CRN04777 program were $7.3 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to a decrease in outside services of $0.4 million.

Research and development expenses for our discovery programs were $8.8 million and $5.0 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in outside services of $2.7 million and increased spending in lab supplies of $0.7 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $38.6 million and $22.1 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts into new therapeutic targets.

Research and development expenses for stock-based compensation were $16.4 million and $10.7 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $7.7 million and $5.6 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due an increase in travel and other expenditures of $1.2 million and an increase in facilities expenditures of $0.5 million.

General and administrative expenses. General and administrative expenses were $41.0 million and $31.1 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $8.6 million and an increase in other corporate expenditures of $1.8 million, offset by a decreased professional and outside services of $0.7 million.

Other income, net. Other income, net was $6.5 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to income generated by our investment securities.

Loss on equity method investment. Loss on equity method investment was $1.0 million for each of the nine months ended September 30, 2023 and 2022, respectively. The 2023 loss on equity method investment was due to our share of loss in Radionetics’ net loss subsequent to the August 2023 Radionetics stock purchase and warrant exercise for a total of $5.7 million. The loss during the nine months ended September 30, 2022, was due to our share of loss in Radionetics’ net loss associated with our original Radionetics investment.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had unrestricted cash, cash equivalents and investment securities of $554.7 million and an accumulated deficit of $593.6 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(127,792)	$(79,998)
Net cash used in investing activities	(113,105)	(210,833)
Net cash provided by financing activities	351,019	121,848
Net change in cash, cash equivalents and restricted cash	$110,122	$(168,983)

Operating Activities. Net cash used in operating activities was $127.8 million and $80.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used in operations was primarily attributable to higher personnel costs. The net cash used in operating activities during the nine months ended September 30, 2023, was primarily due to our net loss of $154.4 million adjusted for $26.9 million of noncash charges, primarily for stock-based compensation. Net cash used in operating activities during the nine months ended September 30, 2022 was primarily due to our net loss of $118.9 million adjusted for $22.7 million of noncash charges, primarily for stock-based compensation and loss on the investment of Radionetics, and a $16.2 million change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. During the nine months ended September 30, 2023, we also invested $5.0 million to purchase preferred stock in Radionetics Oncology, Inc. Such activities resulted in a net outflow of funds of approximately $113.1 million during the nine months ended September 30, 2023, compared to a net outflow of funds of approximately $210.8 million during the nine months ended September 30, 2022.

Financing activities. Net cash provided by financing activities was $351.0 million and $121.8 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash provided by financing activities during 2023 and 2022 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell shares of our common stock through the Sales Agents, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement will be made directly on or through the Nasdaq Global Select Market under our effective shelf Registration Statement on Form S-3 filed on August 10, 2021, or the 2021 Shelf Registration Statement, and a prospectus supplement filed on August 12, 2022 relating to the offer and sale of up to $150.0 million of shares of our common stock in the ATM Offering by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through the Sales Agents, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold.

On April 18, 2022, we completed an underwritten follow-on offering of 5,625,563 shares of our common stock at a price to the public of $22.22 per share. Net proceeds from the offering were approximately $117.2 million, after underwriting discounts and commissions and offering costs of approximately $7.8 million.

As discussed above, on August 12, 2022, we filed with the SEC a prospectus supplement to the 2021 Shelf Registration Statement pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the offer and sale of up to $150 million of shares of our common stock from time to time to or through the Sales Agents pursuant to the Sales Agreement. During the nine months ended September 30, 2023, we issued 522,807 shares of common stock in the ATM Offering for net proceeds of approximately $11.3 million, after deducting commissions, pursuant to the 2021 Shelf Registration Statement. No shares were issued under the ATM Offering during the three months ended September 30, 2023.

On September 15, 2023, we completed an underwritten follow-on offering of 11,441,648 shares of our common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the condensed consolidated statements of operations and totaled ($41,000) and ($102,000) for the three and nine months ended September 30, 2023, respectively, and $0 and ($0.1 million) for the nine months ended September 30, 2022. There were no net realized and unrealized gains and losses from foreign currency transactions and remeasurement during the three months ended September 30, 2022.

As of September 30, 2023 and 2022, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

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

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of our Quarterly Report for the quarter ended March 31, 2023, except as follows:

One of our sites in our PATHFNDR-2 clinical trial for paltusotine is located in Israel, and the Israel-Hamas war may cause interruption or suspension of this site without warning, or otherwise negatively impact the global economy or our business.

One of our sites in our PATHFNDR-2 clinical trial for paltusotine is located in Israel and has enrolled one patient. As a result, we may be directly influenced by the political, economic, and military conditions affecting Israel. The intensity, duration and short and long-term implications of the Israel-Hamas war are difficult to predict at this time. In the event that our clinical trial site is damaged as a result of hostile action, or hostilities otherwise disrupt the ongoing operations of our site, our ability to continue our clinical trial at this site could be materially and adversely affected with little to no warning. The patient has completed their week 12 visit, the site has clinical supplies sufficient to support the ongoing enrollment and care of the patient for the next 6-9 months. Additionally, a prolonged conflict may impact the global economy and result in, among other things, increased inflation, supply chain shortages and declines in economic growth. The war may also have the effect of heightening other risks to our business including, but not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On August 25, 2023, Stephen Betz, Ph.D, Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 40,035 shares of our common stock until September 15, 2024. On September 25, 2023, Dana Pizzuti, M.D., Chief Development Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 57,500 shares of our common stock until December 31, 2024. None of our officers (as defined in Rule 16a–1(f)) or directors terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	4/14/2020
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
10.1#	Amendment No. 3 to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: November 7, 2023	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: November 7, 2023	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)