Form 10-K
period 2023-12-31
Crinetics Pharmaceuticals, Inc.
filed 2024-02-28
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38583

Crinetics Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3744114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6055 Lusk Boulevard San Diego, California	92121
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (858) 450-6464

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CRNX	Nasdaq Global Select Market

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.0 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on such date of $18.02 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 20, 2024 was 69,596,202.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

CRINETICS PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," “goal,” “aspire,” "project," “lead to,” "contemplates," "believes," "estimates," "predicts," forecast,” "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors." The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use our pending trademark Crinetics in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we or the respective owners will not assert, to the fullest extent under applicable law, any and all rights to these trademarks and tradenames.

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
•
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could lead us to delay, limit, reduce, abandon or terminate our product development programs, commercialization efforts or other operations.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•
We are early in our development efforts and have two product candidates in clinical development. All of our other research programs are still in the preclinical or discovery stage. If we are unable to successfully develop any product candidates or experience significant delays in doing so, our business will be materially harmed.
•
We cannot assure you that we will be able to successfully discover and develop any product candidates.
•
Preclinical and clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
•
Any delays in the commencement or completion, or any termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•
We may find it difficult to enroll and retain patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being developed, which could delay or otherwise adversely affect our clinical development activities.

•
Use of our product candidates could be associated with side effects or adverse events, which could severely harm our business, reputation, prospects, operating results and financial condition.
•
Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming and which may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
•
We have conducted, and continue to conduct, clinical trials for our current product candidates outside of the United States, and we may do so for our other product candidates. However, conducting trials outside of the United States exposes us to additional risks, which could materially harm our business.
•
Initial, interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data.
•
We rely on third parties for raw materials, active pharmaceutical ingredients, and drug product intermediates for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We face competition from entities that have developed or may develop somatostatin agonist products or other competitive candidates. If these companies develop competing technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected.
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
•
Our success depends on our ability to protect our intellectual property and our proprietary technologies, and if we are unable to protect our intellectual property and technologies, our business will suffer.
•
The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.
•
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Item 1. Business

Business overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology, including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors, or NETs, and CRN04894, which is in clinical development for congenital adrenal hyperplasia, or CAH, and Cushing’s disease. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build a premier, fully integrated endocrine-focused pharmaceutical company that consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and carcinoid syndrome associated with NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. We estimate that approximately 27,000 people in the United States suffer from acromegaly, and depending on surgical success, we estimate that approximately 11,000 are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. Carcinoid syndrome occurs when NETs, which originate from neuroendocrine cells commonly found in the gut, lung or pancreas, secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. NETs are present in approximately 175,000 adults in the United States. Of these, it is estimated that approximately 33,000 patients have carcinoid syndrome. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care as detailed in National Comprehensive Cancer Network, or NCCN, guidelines. In 2023, branded injected somatostatin peptide drugs accounted for approximately $2.5 billion in global sales for the treatment of acromegaly, NETs, and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly or carcinoid syndrome patients. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation for paltusotine for the treatment of acromegaly.

To date, our clinical trials have shown that paltusotine was generally well tolerated among healthy adults and patients with both acromegaly and carcinoid syndrome.

Our Phase 3 development program for paltusotine in acromegaly consists of two placebo-controlled clinical trials, PATHFNDR-1 and PATHFNDR-2. The PATHFNDR-1 trial was designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who had been on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). We are also conducting a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels. Three groups of subjects have been enrolled in PATHFNDR-2, including subjects who are treatment-naive (Group 1), subjects not receiving medical therapy and who last received medical therapy at least four months prior to screening (Group 2), and subjects who are controlled on octreotide or lanreotide but agree to washout prior to beginning study treatment (Group 3). Groups 1 and 2 constitute Stratum 1 and Group 3 constitutes Stratum 2. The PATHFNDR-2 study population was stratified to ensure equivalent active treatment versus placebo allocations in each stratum. We originally planned to enroll approximately 76 subjects based on the assumption that there would be an equal number of subjects in each stratum. Due to higher than expected enrollment of naïve patients, we increased the targeted sample size to 98 patients in order to ensure sufficient statistical power to detect a difference between the active and placebo groups for the study as a whole and to increase experience with paltusotine in naïve and untreated patients. The sample size adjustment was prespecified in the protocol if enrollment in Stratum 2 was below a predetermined threshold. The primary endpoint of both PATHFNDR studies is the proportion of patients with IGF-1 ≤ 1.0 ×ULN at the end of the treatment period on paltusotine as compared to placebo.

Positive topline data from the randomized controlled portion of the PATHFNDR-1 study was reported in September 2023, where the primary endpoint and all secondary endpoints of the study were achieved. The study met statistical significance (p<0.0001) on the primary endpoint, based on the proportion of participants whose IGF-1 levels were maintained ≤ 1.0 ×ULN in the paltusotine arm (83%) compared to those in the placebo arm (4%). All secondary endpoints also met statistical significance. In the PATHFNDR-1 study, paltusotine was well tolerated and no serious or severe adverse events were reported in participants treated with paltusotine. The frequency of participants with at least one treatment emergent adverse event, or TEAE, was comparable in the paltusotine treatment arm vs placebo, or PBO arm (80% vs. 100% respectively). The most commonly reported TEAEs in paltusotine included: arthralgia (27% paltusotine vs. 57% PBO), headache (20% paltusotine vs. 36% PBO), diarrhea (23% paltusotine vs. 14% PBO), abdominal pain (17% paltusotine vs. 11% PBO) and nausea (10% paltusotine vs. 7% PBO). The frequency of adverse events considered related to acromegaly was notably lower in paltusotine treated participants compared to placebo treated participants (30% vs. 86% respectively). The open label extension phase of the PATHFNDR-1 trial is ongoing. Enrollment in the PATHFNDR-2 study was completed in August 2023 and a total of 112 subjects were randomized and a total of 111 subjects were enrolled who were either treatment-naïve (n=46) or untreated for at least four months (n=36), or who washed out of prior octreotide or lanreotide monotherapy [(n=29)]. We expect topline data from the PATHFNDR-2 study in March 2024.We believe that, if successful, the two trials could support global marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies, and we would plan to seek regulatory approval for paltusotine for the treatment of acromegaly in the United States with an anticipated submission of a New Drug Application, or NDA, to the FDA in the second half of 2024 with the potential for approval in 2025.

We are also conducting a randomized, open-label, parallel group, multi-center Phase 2 study to assess the safety, and pharmacokinetics of multiple doses of paltusotine in people living with carcinoid syndrome. In addition, exploratory efficacy during the 8-week period will be evaluated including frequency of bowel movements and flushing episodes. Participants were randomized to receive either 40 mg or 80 mg of paltusotine, with the ability to dose titrate based on tolerability or inadequate control of symptoms during the first four weeks of treatment. Enrollment in the study is complete, with a total of 36 participants enrolled. We reported positive initial data from our ongoing open-label Phase 2 carcinoid syndrome study in December 2023 and topline data from the complete study is expected in the first half of 2024.

In December 2023, safety data were available for 27 participants, 23 of whom had completed at least two weeks of the randomized treatment period and 15 of whom had completed the full 8-week randomized treatment period. The initial findings indicated that:

•
Administration of paltusotine resulted in rapid and sustained reductions in bowel movement, or BM, frequency and flushing episodes:
o
65% reduction of excess BMs (defined as daily bowel movements above the upper limit of normal, 3/day) for patients with >3/day at baseline
o
65% reduction of flushing frequency for patients with >1/day at baseline
•
Exposure of paltusotine in people with carcinoid syndrome was consistent with prior clinical studies
•
Paltusotine was generally well-tolerated with a safety profile consistent with prior clinical studies
o
There were no treatment-related severe or serious adverse events, or AEs, with the majority of treatment-related AEs being mild-to-moderate.
o
The most frequently reported AEs included diarrhea, headache, and abdominal pain.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize the adrenocorticotrophic hormone, or ACTH, receptor, intended for the treatment of diseases caused by excess ACTH, including CAH and Cushing’s disease. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a breakdown of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. Based on genetic incidence rates, there are an estimated 27,000 patients with CAH and over 11,000 patients with Cushing’s disease in the United States. Of the patients with CAH and Cushing’s disease, we estimate that 17,000 and 5,000 patients, respectively, are potential candidates for treatment with CRN04894.

We conducted a double-blind, randomized, placebo-controlled Phase 1 study of CRN04894 in healthy volunteers to assess the safety and tolerability of single and multiple doses of CRN04894. In addition, the study was designed to measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In May 2022, we announced positive topline data from the Phase 1 study which showed CRN04894 was well tolerated and demonstrated dose-dependent increases in CRN04894 plasma concentrations. We believe CRN04894 demonstrated pharmacologic proof-of-concept, as the Phase 1 results showed dose-dependent reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events were considered mild to moderate and there were no serious adverse events.

In January 2023, we submitted an Investigational New Drug application, or IND, to the FDA for the study of CRN04894 in CAH. In February 2023, we initiated a Phase 2 study in CAH patients. This open-label, Phase 2, study is designed to evaluate the safety, efficacy, and pharmacokinetics of different doses of CRN04894. In addition, biomarkers, including serum androstenedione and 17 hydroxyprogesterone, will be measured as we seek to evaluate the potential efficacy of CRN04894. Initial data from this Phase 2 study is expected in the second quarter of 2024.

In September 2022, we entered into a Clinical Trial Agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose trial of CRN04894 in ACTH dependent Cushing’s Syndrome, or ADCS. ADCS includes patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS. This open-label study is designed to evaluate safety, tolerability, and pharmacokinetics of different doses of CRN04894 in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. The study is enrolling patients and, based on our current projections, initial data is expected from the study in the first half of 2024.

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

SST3 Agonist Program for the Treatment for Autosomal Dominant Polycystic Kidney Disease

We have identified investigational, orally available somatostatin receptor type 3, or SST3, targeted nonpeptide agonists for the treatment of Autosomal Dominant Polycystic Kidney Disease, or ADPKD. ADPKD, which is the most frequent genetic cause of chronic kidney disease, affecting 1 in 1,000 individuals, and is the fourth leading cause of end-stage renal disease. Cyst formation in renal tubules results from mutations in either the PKD1 or PKD2 genes. Over time, these developing cysts destroy the kidney architecture and impair kidney function. Cyst formation raises ciliary adenylyl cyclase activity and increases cAMP levels, which is central to the establishment of the disease. SST3 is expressed in cyst lining cells in ADPKD patients and inhibits cAMP formation within the cilia upon activation. Therefore, a selective SST3 agonist could provide a new avenue to prevent cyst formation and growth. We are evaluating a subset of nonpeptide SST3 agonists to identify potential development candidates that we believe will be suitable for evaluation in human clinical trials. We expect to select a development candidate in the first half of 2024.

Thyroid Stimulating Hormone Receptor Antagonist

We are developing thyroid-stimulating hormone receptor, or TSHR, antagonists for the treatment of Graves’ disease and Thyroid Eye Disease, or TED, or Grave’s orbitopathy. Graves’ disease is an autoimmune condition that affects approximately 1 in 100 people in the United States and 2-3% of the population worldwide. It is characterized by the production of autoantibodies against TSHR, and the pathology of Graves’ disease is driven by these TSHR stimulatory antibodies, or TSAb, that result in heightened activation of TSHR. This overstimulation results in hyperthyroidism due to excessive production of thyroid hormones. Approximately 30% of Graves’ disease patients also develop TED due to overactivation of TSHR in orbital fibroblasts leading to excessive production of hyaluronic acid, adipogenesis, cytokine production, and fibrosis. This causes a constellation of debilitating symptoms including pain, swelling, blurry vision, diplopia, and proptosis. Several long-standing treatments for Graves’ hyperthyroidism are available including anti-thyroid drugs, radioactive iodine, or RAI, and surgery. RAI and surgery are definitive treatments for Graves’ hyperthyroidism, but often result in hypothyroidism. In addition, none of the current treatments for Graves’ hyperthyroidism are effective in treating TED and, in some cases, such as with RAI, the treatments worsen the condition. Blocking TSHR activation directly via a TSHR antagonist may provide an important new therapeutic mechanism to treat patients with Graves’ disease that would effectively treat both the hyperthyroidism and TED. We have identified investigational, orally available nonpeptide TSHR antagonists that demonstrate activity in preclinical models and possess good and drug-like properties. We are evaluating a subset of molecules to identify potential development candidates that we believe will be suitable for evaluation in human clinical trials, and we expect to select a development candidate in 2024.

Research Discovery

Patients with many other debilitating endocrine diseases and endocrine related tumors await new therapeutic options, and we continuously evaluate and prioritize where to deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional unmet medical needs. In addition to our programs for hyperparathyroidism, ADPKD, and Graves’ Disease (including TED), we are evaluating potential product candidates for metabolic diseases (including diabetes and obesity), and GPCR-targeted oncology indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. We do not have any royalty obligations and have retained worldwide rights to commercialize our product candidates, except with respect to the exclusive right to develop and commercialize paltusotine in Japan pursuant to the Sanwa License, the exclusive right to our radiotherapeutics technology pursuant to the Radionetics License (as defined below), and the exclusive right to develop and commercialize CRN01941, a separate SST2 agonist licensed to Cellular Longevity Inc., doing business as Loyal, for veterinary use, or the Loyal License.

Radionetics Oncology, Inc.

On October 18, 2021, we, together with 5AM Ventures and Frazier Healthcare Partners, announced the formation of Radionetics Oncology, Inc., or Radionetics. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, granting Radionetics an exclusive world-wide license to our technology for the development of radiotherapeutics and related radio-imaging agents in exchange for an equity stake in Radionetics, a warrant, or the Radionetics Warrant to purchase additional shares of common stock of Radionetics, potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. In August 2023, we exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share and invested $5.0 million to purchase 14,404,656 shares of preferred stock in Radionetics along with new and existing investors who participated in the transaction. Subsequent to the Radionetics Warrant exercise, we exchanged 60% of our total number of outstanding shares of Radionetics common stock for 32,344,371 shares of Radionetics preferred stock on a one-for-one basis. Additionally, in August 2023, the Radionetics License was amended to include additional sales milestones of up to $15.0 million. Following the amendment to the Radionetics License, we are eligible to receive total potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. In December 2023, Radionetics also completed a financing to sell additional shares of preferred stock to other investors. As a result, as of the year ended December 31, 2023, we have an approximately 26% ownership stake in Radionetics consisting of common and preferred stock (see "Note 9" to the consolidated financial statements).

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
•
Rapidly advance multiple product candidates in parallel to clinical proof-of-concept and late-stage development by targeting diseases that employ validated biomarkers as clinical endpoints. Phase 1 clinical trials for endocrine diseases and endocrine-related tumors can often measure predictive biomarkers in healthy volunteers and lower the technical risk by providing a predictive measure of efficacy early in clinical development.
•
Continue to expand our therapeutic pipeline for endocrine diseases and endocrine-related tumors by leveraging the capabilities of our experienced discovery team in the area of peptide hormone GPCRs. Our discovery team has significant expertise in understanding and creating product candidates to influence the dynamic behavior of GPCRs and has developed a number of proprietary methods, techniques and tools that we believe will enable us to efficiently and reliably evaluate newly synthesized molecules. We employ an iterative strategy where compounds are designed, synthesized, and rapidly characterized for pharmacologic and pharmaceutical properties. This approach has led to our current pipeline, and we will continue to invest in creating additional product candidates acting at this important class of targets. Peptide hormone GPCRs regulate many aspects of physiology and are attractive drug targets for treating a broad range of diseases. There are more than 80 known peptide hormones acting at more than 120 known different receptors. With each of our drug discovery programs, our goal is to specifically tailor a product candidate with pharmacologic and pharmaceutical properties highly optimized for its interaction with its specific GPCR target that we anticipate will translate to downstream benefits in our chosen therapeutic applications.
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
•
Maintain an entrepreneurial, scientifically rigorous, and inclusive corporate culture where employees are fully engaged and strive to bring improved therapeutic options to patients. The patients we seek to treat currently have limited treatment options with significant drawbacks and often limited efficacy, safety and/or tolerability. We are passionate about developing new pharmacological therapies to help these patients better control their diseases and to reduce the impact of these diseases on their daily lives. We believe that building a successful and sustainable endocrine company requires not just specific expertise in multiple areas of drug discovery, development, and commercialization, but a team-oriented culture that integrates and harnesses the creative energy, scientific insights and passion of the entire organization.

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

Peptide hormone GPCRs

Various GPCRs are expressed in every type of cell in the body and their function is to transmit signals from outside the cell across the membrane to signaling pathways within the cell, between cells and between organ systems. Because of these critical actions, the GPCR superfamily is the largest and single most important family of drug targets as highlighted by the large number of approved therapeutics targeting this class. However, most currently available GPCR-targeting drugs act as receptors for which the native ligands are small molecules, such as histamine, adrenaline, and neurotransmitters.

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

GPCRs were originally thought to function as simple on-off switches responding to hormones and neurotransmitters but have since been shown to exhibit complex and diverse molecular and cellular behaviors. Many lines of structural and mechanistic research demonstrate that distinct signaling cascades and feedback mechanisms create multi-dimensional pathways with distinct physiological responses. These different responses are based on ligand binding kinetics, receptor regulation and trafficking. Some transduce signals into the cell interior to regulate various cellular functions. Other responses attenuate hormonal signals to prevent overstimulation and include receptor internalization (a removal of the GPCR from the cell surface, which makes it unavailable for external ligands), desensitization and downregulation. The capacity of a GPCR ligand to preferentially affect one of these pathways, such as G-protein signaling, over others, such as receptor downregulation, is termed biased agonism We believe our understanding of these different signaling pathways enables us to develop oral, small molecule product candidates that not only are highly selective for specific receptor subtypes but also are further custom-tailored to activate specific GPCR properties and ultimately improve patient outcomes.

Our product candidates

All of our product candidates have been discovered and developed internally and we have retained global rights to commercialize our product candidates and have no royalty or licensing obligations, other than the Sanwa License discussed herein. The following table summarizes our current product candidate pipeline. Please see the “Business Overview” section above for additional information.

Somatostatin receptor type 2 agonists for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors

Our lead product, paltusotine, is an oral selective nonpeptide SST2 agonist in clinical development for the treatment of acromegaly and carcinoid syndrome. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly. Results from our Phase 1 trial of paltusotine demonstrated initial clinical proof-of-concept based on observed suppression of GH and IGF-1 secretion in healthy volunteers. In October 2020, we announced positive topline results from the ACROBAT Edge and Evolve Phase 2 trials in acromegaly. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained IGF-1 levels at Week 13 in acromegaly patients who were switched from an injected somatostatin receptor ligand depot of either octreotide or lanreotide monotherapy. Our Phase 3 development program for paltusotine in acromegaly consists of two placebo-controlled clinical trials, PATHFNDR-1 and PATHFNDR-2. Positive topline data from the randomized controlled portion of the PATHFNDR-1 study was reported in September 2023. We expect topline data from the PATHFNDR-2 study in March 2024. We are also conducting a Phase 2 study to assess the safety and pharmacokinetics of paltusotine in patients with carcinoid syndrome. Positive initial findings from our ongoing open-label Phase 2 carcinoid syndrome study were reported in December 2023 and topline data from the complete study is expected in the first half of 2024.

In February 2022, we entered into the Sanwa License pursuant to which Sanwa has the exclusive right to develop and commercialize paltusotine in Japan, upon which we received a $13.0 million upfront payment.

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

The symptoms of acromegaly include abnormal growth of hands and feet and changes in shape of the bones that may result in alteration of facial features as well as enlarged hands and feet. Overgrowth of bone and cartilage and thickening of tissue can lead to arthritis, carpal tunnel syndrome, joint aches, enlarged lips, nose and tongue, deepening of voice due to enlarged vocal cords, sleep apnea due to obstruction of airways and enlargement of the heart, liver and other organs. Additional symptoms can include thick, coarse, oily skin, skin tags, excessive sweating and skin odor, fatigue and weakness, headaches, goiter, decreased libido, menstrual abnormalities in women and erectile dysfunction in men. As the tumor grows, it can impinge on the nerves in the optic chiasm leading to visual problems and potentially vision loss. Compression of the surrounding normal pituitary tissues can decrease production of other pituitary hormones, resulting in hypopituitarism. Acromegaly patients experience increased mortality rates, principally due to cardiovascular diseases (diabetes, hypertension), respiratory disease and cerebrovascular diseases.

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

Current acromegaly treatments and limitations

The major goals of treatment are to reduce serum GH and normalize IGF-1 levels, ameliorate symptoms and relieve any pressure resulting from the tumor. Surgical removal of the pituitary tumor is the first treatment option and often results in rapid improvement of symptoms. Surgery can be curative if the tumor is small and accessible enough to be fully resected. However, many acromegaly patients turn to pharmacological treatments if they are not candidates for surgery or surgery was unsuccessful. Somatostatin analogs octreotide (marketed as Sandostatin) and lanreotide (marketed as Somatuline) are selective for SST2 receptors and are the first-line pharmacologic treatments. However, these peptides leave many patients inadequately controlled. For example, a meta-analysis published in 2014 by the Journal of Clinical Endocrinology and Metabolism showed that approximately 50% of over 4,000 acromegaly patients treated with octreotide or lanreotide failed to achieve biochemical control. Pegvisomant (marketed as Somavert) is a daily injectable GH receptor antagonist and is generally used in patients resistant to or intolerant of somatostatin analogs. Pasireotide (marketed as Signifor) is a less selective SST receptor agonist that is also used and has activity toward SST5, SST3 and SST2 receptors. However, pasireotide treatment leads to an increase in fasting plasma glucose levels in patients within the first two or three weeks of treatment and a pronounced shift to pre-diabetes and diabetes (as judged by HbA1c levels) within six months due to its insulin-suppressing SST5 activity. Orally administered dopamine agonists, such as cabergoline, are also used, but do not achieve hormone normalization in most patients. For this reason, dopamine agonists are usually used as adjunct to somatostatin analogs. While these currently approved drugs reduce the disease burden, many patients still report acromegaly symptoms despite treatment, particularly at the end of the monthly dosing cycle. In 2020, octreotide capsules (marketed as MYCAPSSA) received marketing approval in the United States for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide.

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

Carcinoid syndrome background

NETs arise from cells of the enteroendocrine system in the gastrointestinal tract (approximately 70% of cases) but can also arise from neuroendocrine cells in the lung (approximately 25% of cases) or, more rarely, the pancreas. These tumors are usually slow growing and often initially asymptomatic. Therefore, many patients are only diagnosed at a time of extensive metastatic disease, and these patients can progress to liver failure. In approximately 19% of cases, these tumors are associated with excess secretion of serotonin resulting in carcinoid syndrome, which is characterized by severe diarrhea and flushing. NETs are present in approximately 175,000 adults in the United States, of which it is estimated that approximately 33,000 patients have carcinoid syndrome

Current carcinoid syndrome treatments and limitations

Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become a standard of care for patients with carcinoid syndrome. While somatostatin analogs have been historically indicated primarily for patients with carcinoid syndrome, there is an evolving understanding of the positive impact of somatostatin analog treatment on the broader NETs patient population. For example, lanreotide was approved for the treatment of gastroenteropancreatic NETs based on a long-term study that showed significant improvement in progression free survival. However, many patients eventually become increasingly resistant to somatostatin analogs requiring increased dosage of depot preparations or use short-acting analogs as an add-on therapy. In 2017, the serotonin synthesis inhibitor, telotristat, was approved for the treatment of carcinoid syndrome diarrhea in combination with injected somatostatin receptor ligands, or SRLs, therapy in adults inadequately controlled by SRLs therapy.

The overexpression of SST2 in NETs is also the basis for somatostatin targeted radioimaging of the tumors for diagnosis and staging. Peptide somatostatin analogs modified to incorporate a chelating agent can use their SST2 binding activity to concentrate radioisotopes in tumor tissue that can then be imaged using positron-emission tomography (PET). More recently, this approach has been adapted to deliver the beta particle emitter 177Lu for anti-tumor activity. A drug using this mechanism, Lutathera, significantly improved progression free survival and led to a substantial reduction in the risk of disease progression or death when added onto octreotide LAR therapy compared to a double dose of octreotide LAR, in a Phase 3 trial in NET patients who had failed on somatostatin analog therapy. Lutathera was approved in 2018 for the treatment of somatostatin receptor-positive gastroenteropancreatic NETs.

Paltusotine overview and clinical development

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide SST2 agonists designed for the treatment of acromegaly and carcinoid syndrome associated with NETs and is the first agent in its class with reported clinical results. It is designed to reduce excess GH secretion from benign pituitary tumors and normalize IGF-1 levels in patients with acromegaly. In vitro pharmacology studies demonstrated that paltusotine potently stimulated SST2 receptor activity as measured by a decrease in cAMP accumulation in cells expressing the human SST2 receptor (EC50=0.25 nM, the concentration that achieves 50% cAMP inhibition). Analogous experiments using the other SST receptor subtypes showed paltusotine’s selectivity for SST2 was 4,000 times greater than the other SST receptor subtypes.

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

Paltusotine in acromegaly patients

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

We announced positive topline results from the ACROBAT Phase 2 program in acromegaly in October 2020. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained insulin-like growth factor-1, or IGF-1, levels at Week 13 in acromegaly patients who were switched from an injected SRLs, depot of either octreotide or lanreotide monotherapy [change in IGF-1 = -0.034 (-0.107, 0.107), median (IQR)]. There were 25 patients enrolled in this prespecified primary analysis population (Group 1). During the four-week washout period after the 13-week treatment period, Group 1 patients showed a meaningful (>20%) and prompt (within two weeks) rise in IGF-1 levels from baseline, which provided evidence regarding the magnitude of therapeutic activity of oral paltusotine in acromegaly patients. Edge also enrolled an additional 22 patients into four different exploratory populations (Groups 2-5).

As previously disclosed, the enrollment in Evolve was terminated early, enabling data to be available for the end of Phase 2 regulatory interactions on the Edge study. The reduced sample size did not allow for meaningful statistical comparisons between groups in the randomized withdrawal period. Data from these patients on lower doses of paltusotine were included in the post-hoc dose response analyses in combination with data from patients in the Edge study, most of whom received the higher doses.

Post-hoc analyses of patients in Edge (Group 1; n=25) and Evolve (n=13) were conducted to explore the effect of paltusotine dose on IGF-1 suppression. These analyses provided evidence of a dose response across the dose range of 10 to 40 mg. Dose-dependent results were observed when evaluating the effect on IGF-1 levels from: 1) switching from injectable SRLs to paltusotine, and 2) withdrawing paltusotine during the washout phase. These data and ongoing exposure response analysis has informed the selection of doses to be included the Phase 3 program.

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

To date, our clinical trials have shown that paltusotine was generally well tolerated among healthy adults and patients with both acromegaly and carcinoid syndrome.

Our Phase 3 development program for paltusotine in acromegaly consists of two placebo-controlled clinical trials, PATHFNDR-1 and PATHFNDR-2. The PATHFNDR-1 trial was designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who had been on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). We are also conducting a second study, the PATHFNDR-2 trial, which is designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels. Three groups of subjects have been enrolled in PATHFNDR-2, including subjects who are treatment-naive (Group 1), subjects not receiving medical therapy and who last received medical therapy at least four months prior to screening (Group 2), and subjects who are controlled on octreotide or lanreotide but agree to washout prior to beginning study treatment (Group 3). Groups 1 and 2 constitute Stratum 1 and Group 3 constitutes Stratum 2. The PATHFNDR-2 study population was stratified to ensure equivalent active treatment versus placebo allocations in each stratum. We originally planned to enroll approximately 76 subjects based on the assumption that there would be an equal number of subjects in each stratum. Due to higher than expected enrollment of naïve patients, we increased the targeted sample size to 98 patients in order to ensure sufficient statistical power to detect a difference between the active and placebo groups for the study as a whole and to increase experience with paltusotine in naïve and untreated patients. The sample size adjustment was prespecified in the protocol if enrollment in Stratum 2 was below a predetermined threshold. The primary endpoint of both PATHFNDR studies is the proportion of patients with IGF-1 ≤ 1.0 ×ULN at the end of the treatment period on paltusotine as compared to placebo.

Positive topline data from the randomized controlled portion of the PATHFNDR-1 study was reported in September 2023, where the primary endpoint and all secondary endpoints of the study were achieved. The study met statistical significance (p<0.0001) on the primary endpoint, based on the proportion of participants whose IGF-1 levels were maintained ≤ 1.0 ×ULN in the paltusotine arm (83%) compared to those in the placebo arm (4%). All secondary endpoints also met statistical significance. In the PATHFNDR-1 study, paltusotine was well tolerated and no serious or severe adverse events were reported in participants treated with paltusotine. The frequency of participants with at least one treatment emergent adverse event, or TEAE, was comparable in the paltusotine treatment arm vs placebo, or PBO arm (80% vs. 100% respectively). The most commonly reported TEAEs in paltusotine included: arthralgia (27% paltusotine vs. 57% PBO), headache (20% paltusotine vs. 36% PBO), diarrhea (23% paltusotine vs. 14% PBO), abdominal pain (17% paltusotine vs. 11% PBO) and nausea (10% paltusotine vs. 7% PBO). The frequency of adverse events considered related to acromegaly was notably lower in paltusotine treated participants compared to placebo treated participants (30% vs. 86% respectively). The open label extension phase of the PATHFNDR-1 trial is ongoing. Enrollment in the PATHFNDR-2 study was completed in August 2023 and a total of 112 subjects were randomized and a total of 111 subjects were enrolled who were either treatment-naïve (n=46) or untreated for at least four months (n=36), or who washed out of prior octreotide or lanreotide monotherapy [(n=29)]. We expect topline data from the PATHFNDR-2 study in March 2024.We believe that, if successful, the two trials could support global marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies, and we would plan to seek regulatory approval for paltusotine for the treatment of acromegaly in the United States with an anticipated submission of a New Drug Application, or NDA, to the FDA in the second half of 2024 with the potential for approval in 2025.

Paltusotine in people living with carcinoid syndrome

We are also conducting a randomized, open-label, parallel group, multi-center Phase 2 study to assess the safety, and pharmacokinetics of multiple doses of paltusotine in people living with carcinoid syndrome. In addition, exploratory efficacy during the 8-week period will be evaluated including frequency of bowel movements and flushing episodes. Participants were randomized to receive either 40 mg or 80 mg of paltusotine, with the ability to dose titrate based on tolerability or inadequate control of symptoms during the first four weeks of treatment. Enrollment in the study is complete, with a total of 36 participants enrolled. We reported positive initial data from our ongoing open-label Phase 2 carcinoid syndrome study in December 2023 and topline data from the complete study is expected in the first half of 2024.

In December 2023, safety data were available for 27 participants, 23 of whom had completed at least two weeks of the randomized treatment period and 15 of whom had completed the full 8-week randomized treatment period. The initial findings indicated that:

•
Administration of paltusotine resulted in rapid and sustained reductions in bowel movement, or BM, frequency and flushing episodes:
o
65% reduction of excess BMs (defined as daily bowel movements above the upper limit of normal, 3/day) for patients with >3/day at baseline
o
65% reduction of flushing frequency for patients with >1/day at baseline
•
Exposure of paltusotine in people with carcinoid syndrome was consistent with prior clinical studies
•
Paltusotine was generally well-tolerated with a safety profile consistent with prior clinical studies
o
There were no treatment-related severe or serious adverse events, or AEs, with the majority of treatment-related AEs being mild-to-moderate.
o
The most frequently reported AEs included diarrhea, headache, and abdominal pain.

ACTH antagonists for the treatment of Congenital Adrenal Hyperplasia, Cushing’s disease, and other diseases of ACTH excess

We are developing CRN04894, an investigational, orally available nonpeptide ACTH antagonist, designed to block the action of adrenocorticotrophic hormone, or ACTH, for CAH and Cushing’s disease. CRN04894 is intended for the treatment of diseases caused by excess ACTH. We have completed a Phase 1 study of CRN04894 in healthy volunteers and clinical studies are ongoing in patients with CAH and Cushing's disease.

Background on diseases of ACTH excess

CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. This lack of cortisol leads to a breakdown of feedback mechanisms and results in persistently high levels of ACTH, which in turn causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. CAH is an orphan indication with an estimated prevalence of approximately 27,000 patients in the United States.

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

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. Pharmacological therapy is required when surgery is delayed, contraindicated or unsuccessful. Adrenal enzyme inhibitors (e.g., metyrapone and ketoconazole) prevent the synthesis of cortisol and can improve symptoms but suffer from mechanistic side effects as a result of accumulation of precursor steroids and the resulting lack of negative feedback. For example, metyrapone is associated with hirsutism in women and patients must be monitored carefully to avoid hypoadrenalism. Ketoconazole often requires progressively increasing dosage to maintain disease control, but this is ultimately limited by the hepatotoxicity of the drug. In addition, it is a potent inhibitor of one of the most important drug metabolizing enzymes in the liver, CYP3A4, resulting in the potential for negative drug-interactions as a side effect. Mifepristone, a potent glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome, but is difficult to titrate and has significant liabilities due to its potent anti-progesterone activity. The somatostatin analog, pasireotide, inhibits ACTH secretion, but in a published study, only 15-26% of patients in a Phase 3 trial achieved normalization of urinary free cortisol while 73% of patients experienced a hyperglycemia-related adverse event due to the compound’s potent inhibition of insulin secretion. Osilodrostat, a cortisol synthesis inhibitor, received marketing approval in 2020 in the United States for the treatment of adult patients with Cushing’s disease for whom pituitary surgery is not an option or has not been curative.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Recordati Rare Diseases Inc.). Oral octreotide (marketed by Chiesi Farmaceutici) is approved in the U.S. for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In December 2021, the FDA approved a lanreotide injection biosimilar manufactured by Cipla Ltd. for the treatment of acromegaly and GEP-NETs. Other products in clinical development include new formulations of peptide somatostatin agonists (Camurus AB) and GH receptor antagonists (Amolyt Pharma).

Injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by TerSera Therapeutics, Inc.) is an orally administered add-on therapy. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor-positive gastroenteropancreatic NETs. Camurus, Chiesi Farmaceutici, POINT Biopharma Global Inc., Exelixis, RayzeBio, and ITM Isotopen Technologien Munchen are currently engaged in Phase 3 trials of new compounds for use in the treatment of NETs and/or carcinoid syndrome symptoms. Other companies developing NETs therapeutics that target somatostatin receptors include Oranomed/RadioMedix, ASCIL Biopharm, Molecular Targeting Technologies Inc., Perspective Therapeutics, and Immunwork Inc.

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. The use of adrenal enzyme inhibitors (metyrapone, ketoconazole and more recently levoketoconazole which gained FDA approval in December 2021 and is marketed by Xeris Pharmaceuticals) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. A generic form of mifepristone has been approved for the treatment of endogenous Cushing’s syndrome. Osilodrostat (marketed by Recordati), a cortisol synthesis inhibitor, is approved for the treatment of endogenous Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Other companies developing products for potential use in Cushing’s disease include Corcept Therapeutics, Inc., Sparrow Pharmaceuticals, and Cyclacel Pharmaceuticals, Inc. Neurocrine Biosciences and Spruce Biosciences are developing CRF receptor antagonists for the treatment of CAH. BridgeBio Pharma is also developing a potentially curative gene therapy treatment for CAH targeting the 21-hydroxylase enzyme.

There may be other earlier-stage clinical programs that, if approved, would compete with our products. Many of our competitors have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated on our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that address unmet medical needs and create value in patient therapy.

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

We have filed numerous patent applications covering our internally developed product candidates in the United States and in jurisdictions outside of the United States, resulting in multiple issued patents. We file patent applications geographically broadly, in multiple pharmaceutical markets and in alignment with our commercial strategy. We pursue patent protection for all inventions and improvements throughout development, including, when possible, compositions of matter, methods of use, dosage regimens, formulations, crystalline forms (polymorphs), and manufacturing processes.

We own multiple issued patents and pending patent applications relating to our lead product candidate paltusotine. Issued patents claiming the compound paltusotine as composition-of-matter have been obtained in the United States, Europe, China, and Japan, among other jurisdictions, and are estimated to expire in 2037, not including any available patent term adjustments or extensions. We own additional issued patents and pending patent applications relating to our lead product candidate paltusotine, its methods of use, dosage regimens, formulations, and crystalline forms (polymorphs), which, when issued, are estimated to expire between 2039 and 2044, not including any available patent term adjustments or extensions.

We own multiple issued patents and pending patent applications relating to our ACTH antagonist product candidate CRN04894. Issued patents claiming the compound CRN04894 as composition-of-matter have been obtained in the United States and Japan, among other jurisdictions, and are estimated to expire in 2039, not including any available patent term adjustments or extensions. We own additional pending patent applications relating to our product candidate CRN04894, its methods of use, and crystalline forms (polymorphs), which, when issued, are estimated to expire between 2042 and 2044, not including any available patent term adjustments or extensions.

We own a variety of other issued patents and pending patent applications related to various compounds, pharmaceutical compositions and methods of use. The issued patents, and any patents that may issue from the pending patent applications, are estimated to expire between 2036 and 2044, not including any available patent term adjustments or extensions.

We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology, which strengthen and maintain our proprietary position in the field of endocrinology. We own registered trademarks and have pending registration applications protecting our corporate marks in the United States and in jurisdictions outside of the United States, in multiple pharmaceutical markets and in alignment with our commercial strategy. We also plan to rely on data exclusivities and market exclusivities, when available, to provide additional protection for our products.

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

Commercialization

We have started to build the infrastructure to effectively support the commercialization of our product candidates, in anticipation of if and when regulatory approval of the first of such product candidates in a particular geographic market appears imminent. The infrastructure for orphan products typically consists of medical liaisons and a targeted, specialty sales force that calls on a focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. One challenge unique to commercializing therapies for rare diseases is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations.

Additional capabilities important to the orphan marketplace include the management of key accounts, such as managed care organizations, group purchasing organizations, specialty pharmacies and government accounts. To develop the appropriate commercial infrastructure, we have invested and will continue to invest significant amounts of financial and management resources, some of which has been and will continue to be committed prior to any confirmation that any of our product candidates will be approved.

Where appropriate, we may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our product candidates, such as the Sanwa License and the Loyal License. In certain instances, we may consider building our own commercial infrastructure.

U.S. Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States. The process of complying with the extensive regulations and obtaining these approvals and, if approved, the subsequent compliance with applicable federal, state and local statutes and regulations require the expenditure of substantial management and financial resources.

Our business is subject to extensive regulation in the U.S., including the FDA as noted above, and by foreign regulatory authorities, including the EMA. We are required in the U.S. and in the other regions and countries we may intend to commercialize our drug products to obtain approval from regulatory authorities before we manufacture, market and sell our products. If our products obtain regulatory approval, they are subject to U.S. and ex-U.S. regulatory agency authority which may require additional testing and reporting, inspections, or changes to product labeling.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the 2010 Patient Protection and Affordable Care Act, as subsequently amended by the Health Care and Education Reconciliation Act, collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, as amended, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (3) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (4) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (7) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (8) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

For example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, which gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and disclosure, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, and additional compliance investment and potential business process changes may be required. Similar laws have passed or been proposed in other states and at the federal level.

In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. See “Risk Factors – Risks related to our business operations and industry” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Cybersecurity

In the normal course of business, we may collect and store personal information and certain sensitive company information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information and employee information. To protect this information, we have implemented a cybersecurity program, described under Item 1C, “Cybersecurity” below. Nonetheless, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Employees and Human Capital Resources

As of February 20, 2024, we had 290 full-time employees, 77 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we rely on a number of consultants to assist us.

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

In December 2023, we moved our corporate headquarters to a new facility which consists of a 94,230 square foot leased laboratory and office space in San Diego, California. Our previous headquarters consisted of a 29,499 square foot leased facility in San Diego, California. Our current principal executive offices are located at 6055 Lusk Blvd. San Diego, CA 92121, and our telephone number is (858) 450-6464.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell our securities. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

Risks related to our limited operating history, financial position and capital requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2010 and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering potential product candidates, and conducting preclinical studies and clinical trials. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, only two of our product candidates, paltusotine and CRN04894 are in clinical development, while our other development programs remain in the preclinical or discovery stages. We have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We are not profitable and have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue from commercial sales. In addition, our product candidates, even if successfully developed and approved, may not achieve commercial success. We have incurred cumulative net losses since our inception and, as of December 31, 2023, we had an accumulated deficit of $653.7 million. Our losses have primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved products.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could materially and adversely affect our business, prospects, results of operations and the trading price of our common stock.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could lead us to delay, limit, reduce, abandon, or terminate our product development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates and conducting preclinical studies and clinical trials are time-consuming and capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of paltusotine and CRN04894, continue our research and development activities, conduct preclinical studies for our other development programs, and seek regulatory approval for our current product candidates and any future product candidates, including product candidates that we may develop for hyperparathyroidism, polycystic kidney disease, metabolic diseases (including diabetes and obesity) and Graves’ Disease (including TED), among other indications. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur, and expect to continue to incur, additional costs associated with operating as a public company. At the same time, our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, it could lead us to delay, limit, reduce, abandon or terminate some or all of our product candidates, research and development programs, any future commercialization efforts, or other operations.

We believe that our existing cash, cash equivalents and investment securities will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs and timing of our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;
•
the costs and timing of manufacturing and laboratory testing for our product candidates, including clinical supplies and commercial manufacturing if any product candidate is approved;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional and retaining existing personnel and consultants as our preclinical and clinical activities increase;
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
•
the effect of competing technological and market developments;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
our ability to receive sales-based milestones under our collaboration and license agreements and other potential future similar arrangements;
•
costs associated with any products or technologies that we may in-license or acquire;
•
the funding of any co-development arrangements we enter into; and
•
our ability to participate in any future equity offering by Radionetics.

Accordingly, we may need to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources or through strategic collaborations. In August 2019 we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or the Sales Agents, under which we have and may, from time to time, sell up to $150.0 million of shares of our common stock through the Sales Agents. However, there can be no assurance that the Sales Agents will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agents at any time upon ten days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. We do not currently have any active grants nor do we expect grant revenues to be a material source of future revenue. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, including our clinical trial programs, or any future commercialization of any product candidates, or be unable to sustain or expand our operations or otherwise capitalize on our business opportunities, as desired, any of which could materially affect our business, financial condition and results of operations.

Risks related to the discovery and development and regulatory approval of our product candidates

We are early in our development efforts and have two product candidates in clinical development. All of our other research programs are still in the preclinical or discovery stage. If we are unable to successfully develop any product candidates or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have only two product candidates, paltusotine and CRN04894, in clinical development. All of our other development programs are still in the preclinical or drug discovery stage. We have invested substantially all of our efforts and financial resources in developing our current product candidates, potential product candidates and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the factors discussed elsewhere in this “Risk Factors” section, and on the completion of each of the following:

•
completion of preclinical studies and clinical trials with favorable results;
•
acceptance of INDs by the FDA or acceptance of similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
•
receipt of marketing approvals from applicable regulatory authorities, including NDAs from the FDA, and maintaining such approvals;
•
making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•
maintaining an acceptable safety profile of our products following approval; and
•
maintaining and growing an organization of scientists and businesspeople who can develop our products and technology.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of paltusotine, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, our business will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

We cannot assure you that we will be able to successfully discover and develop any product candidates.

The success of our business depends primarily upon our ability to discover, develop, and commercialize products created with our internal capabilities, including the experience of our scientists and drug development staff. We intend to expand our existing pipeline of core assets by advancing product candidates from current ongoing discovery programs into clinical development. However, research programs to identify product candidates are expensive, time-consuming and unpredictable, and can require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. While we believe we have a highly productive drug discovery and development organization, we may be unsuccessful in discovering additional product candidates, moving such product candidates from preclinical studies into clinical development. Although our product candidates all target endocrine diseases and endocrine-related tumors, we cannot assure you that any additional preclinical programs will be able to progress from candidate identification to Phase 1 clinical proof-of-concept in healthy volunteers. Moreover, any product candidates that we recommend for clinical development may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may choose to or be forced to abandon our discovery or development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Preclinical and clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval, and we may choose to terminate development for strategic reasons.

Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. The historical failure rate for product candidates in our industry is high, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development, including termination or abandonment of development for strategic reasons.

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials or achieving promising early results in earlier studies. In particular, while we have conducted preclinical studies and have obtained certain Phase 3 topline results for paltusotine in acromegaly subjects, we do not know how paltusotine will perform in future clinical trials, including in patients who are not currently receiving medical therapy for acromegaly that is in our ongoing Phase 3 clinical trials of paltusotine. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials. Open-label clinical trials are also susceptible to bias that may exaggerate any therapeutic effect or overestimate the risk associated with the product candidate. Furthermore, any safety or efficacy concerns observed in any one of our clinical or non-clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful, and the failure of any our product candidates could have a material adverse effect on our business, financial condition and results of operations.

Any delays in the commencement or completion or any termination or suspension of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates and any delay could result in increased costs to us. Any clinical trials we undertake may not begin on time, have an effective design, enroll a sufficient number of subjects or be completed on schedule, if at all.

In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations, or CROs, and other third parties for regulatory submissions for our product candidates, which carry additional risks as discussed below under the section “Risks related to our reliance on third parties.” For example, if these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND or similar regulatory filing, which may lead to additional delays and increase the costs of our preclinical development programs.

We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including the factors discussed elsewhere in this “Risk Factors” section and any delays, suspensions, or terminations related to:

•
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies, or declining to authorize commencing a trial;
•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
institutional review boards, or IRBs, data safety monitoring boards, investigators, or regulators refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•
any changes to clinical trial protocol, product candidate formulation, or our manufacturing process that may be necessary or desired, requiring additional preclinical studies or regulatory approval;
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
•
negative or inconclusive results from preclinical testing or clinical trials leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, and not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;
•
third-party contractors not performing data collection or analysis in a timely or accurate manner;
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
delays in our clinical trials resulting from external factors including global conflicts and health epidemics.

We could also encounter delays if a clinical trial is suspended or terminated by us or oversight authorities, including the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial, or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in November 2022, the FDA informed us that our IND for CRN04777 was placed on clinical hold and the proposed Phase 2 clinical study was not initiated. Although we subsequently discontinued clinical development for CRN04777 in August 2023 for unrelated reasons, any other such delays in the completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in regulatory requirements and policies may occur, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our product candidates in particular, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to certain authorities for reexamination, which may impact the costs, timing or successful completion of a clinical trial, and could lead us to delay, reduce, abandon, or terminate development of our product candidates.

Further, conducting clinical trials in foreign countries, as we currently are and may continue to do, for our product candidates presents additional risks that may delay completion of or result in suspension, abandonment or termination of our clinical trials. We must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials. The foreign regulatory approval process varies among countries, and the time required to obtain approval may differ from that required to obtain FDA approval. Additional risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Any delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. We may delay, suspend, abandon or terminate development of our product candidates, or one or more product candidate indications or territories for various strategic reasons. Any of these occurrences may have a material adverse effect on our business, financial condition and prospects.

We may find it difficult to enroll and retain patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being developed. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials if we are unable to identify and enroll a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. This process of finding and enrolling subjects may prove costly and is a significant factor in the timing of clinical trials. Patient enrollment and retention is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to obtain and maintain patient consents, including any additional consents necessary for enrollment of adolescent patients, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. Potential subjects for any planned or ongoing clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting, and we may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned or ongoing clinical trials. Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting. Similarly, results reported by our competitors about their product candidates may negatively affect patient recruitment in our clinical trials.

We may find it difficult to enroll patients in our clinical trials because some of the conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. For example, some of our target indications are orphan indications, and in particular, our product candidate, CRN04894, targets CAH, a condition which currently affects approximately 27,000 people in the United States. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. If eligible patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our current or future clinical trials would result in significant delays beyond our expected timelines, may require us to abandon one or more clinical trials altogether, may result in increased development costs for our product candidates, which could cause the value of our common stock to decline and limit our ability to obtain additional financing. Additionally, the FDA or comparable foreign regulatory authorities may modify or enhance trial requirements, which may affect enrollment. For example, in August 2023, the FDA published a guidance document, “Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors,” which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.

We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines, and result in a material adverse effect on our business, prospects, financial condition and results of operations.

Use of our product candidates could be associated with side effects or adverse events, which could severely harm our business, prospects, operating results and financial condition.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates, or even by other companies’ similar approved drugs or product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Additionally, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

Further, we have no control over the clinical trials or development program of third parties developing investigational products directed to the same target as one of our programs. Adverse findings or results from any of their clinical trials could adversely affect the commercial prospects of our investigational products and cause our stock price to fluctuate or decline.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw approvals of such product or require additional warnings on the label, such as a “black box” warning or a contraindication;
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
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could have a material adverse effect on our business, results of operations and prospects.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming and which may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The research, clinical development, testing, quality control, safety, effectiveness, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, marketing, import, export, distribution, post-approval monitoring, and post-approval reporting of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, neither we nor any future collaborators are permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, new relevant statutes or regulations may be enacted, and the FDA and comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities, which could require us to delay or abandon clinical development plans. For example, while we have completed one and are currently conducting a second Phase 3 clinical trial of paltusotine in distinct patient populations (patients who are on stable doses of SRLs monotherapy and patients who are not being treated with pharmacotherapy), the FDA or comparable foreign regulatory authorities may require additional clinical trials or suggest changes to our planned clinical trials, prior to and in support of the approval of an NDA or equivalent foreign marketing application. Further, requirements regarding clinical trial data may evolve. For example, in June 2023, the FDA published a draft guidance, E6 (R3) Good Clinical Practice, which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements by the FDA or comparable foreign regulatory authorities, as the case may be, may cause the applicable regulatory authorities to require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials or the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. These additional limitations could adversely affect our ability to generate revenue from sales of those products and could materially adversely impact our business and prospects.

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and discovery programs. We may expend our limited resources to pursue a particular product candidate, and as a result, we may abandon, terminate, forgo or delay pursuit of opportunities with other product candidates or in other indications and territories that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We have obtained orphan drug designation from the FDA for paltusotine for the treatment of acromegaly. We also plan to seek orphan drug designations for certain of our other product candidates. However, we may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have obtained orphan drug designation for paltusotine in the United States for the treatment of acromegaly, and we are considering seeking a similar orphan drug designation in the European Union and other territories. We may also seek orphan drug designations for certain of our other product candidates.

There can be no assurance, however, that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply. Even if we do receive such designations, we do not know if, when, or how the FDA or the EMA may change the orphan drug regulations and policies in the future. The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Additionally, on April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation, and in October 2023, the European Parliament proposed further revisions. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and may make it more difficult to obtain orphan designation in from the EMA and reduce baseline exclusivity periods.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Despite this designation, we may be unable to maintain the benefits associated with orphan drug status, including market exclusivity. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

We have conducted, and continue to conduct, clinical trials for our current product candidates outside of the United States, and we may do so for our other product candidates. However, conducting trials outside of the United States exposes us to additional risks, which could materially harm our business.

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

In addition, effective January 31, 2020, the United Kingdom commenced an exit from the European Union, commonly referred to as “Brexit” and, following the expiration of the Brexit transitional period on December 31, 2020, operates under a distinct regulatory regime. European legislation is no longer directly applicable in the United Kingdom. Current United Kingdom rules on clinical trials are derived from prior European Union legislation (as implemented into United Kingdom law), and going forward there is a risk that United Kingdom rules will continue to diverge from European Union laws. For example, the EU Clinical Trials Regulation, or EU CTR, effective on January 31, 2022 provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States. However, this has not been implemented into United Kingdom law, and a separate application must be submitted for clinical trial authorization in the United Kingdom. In addition, Great Britain is no longer covered by the centralized procedure for obtaining EEA-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. Until December 31, 2023, the U.K.’s MHRA could rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application was still required. From January 1, 2024, a new international recognition framework will be put in place in the U.K. (which will be known as the International Recognition Procedure, or IRP), whereby the MHRA will have regard to decisions made by certain foreign regulators, including the EMA and the competent authorities of the EU Member States. Under this procedure, the MHRA will take into account the decision-making of such foreign regulators and will conduct a targeted assessment of the applications submitted through the IRP, but will retain the authority to reject applications if the evidence provided is considered insufficiently robust. Additionally, new rules apply to the import of investigational medicinal products from the European Union and European Economic Area to the United Kingdom. As a result, Brexit may create additional administrative burdens including disruptions to and uncertainty surrounding our planned clinical trials and activities in the United Kingdom and the European Union, impacting relationships with our existing and prospective customers, partners, vendors and employees. Although the United Kingdom and European Union have now reached an agreement on their future trading relationship to be implemented in the EU-UK Trade and Cooperation Agreement from January 1, 2021, which includes zero tariffs on goods and provides for regulatory cooperation, the agreement does not cover all regulatory areas regarding supply of medicinal products, which will likely be subject to bilateral discussions going forward which could further change the relationship between the United Kingdom and the European Union in this regard. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market. Changes impacting our ability to conduct business in the United Kingdom or other European Union countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may have a material adverse impact on our business, financial condition and prospects.

One of our sites in our PATHFNDR-2 clinical trial for paltusotine is located in Israel, and the Israel-Hamas war may cause interruption or suspension of this site without warning, or otherwise negatively impact the global economy or our business.

One of our sites in our PATHFNDR-2 clinical trial for paltusotine is located in Israel and has one currently enrolled patient. As of December 31, 2023, the Israel-Hamas war has not impacted the execution of the study or care of the enrolled patient however, the intensity, duration and short and long-term implications of the Israel-Hamas war are difficult to predict at this time. Additionally, a prolonged conflict may impact the global economy and result in, among other things, increased inflation, supply chain shortages and declines in economic growth. The war may also have the effect of heightening other risks to our business including, but not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business and financial condition.

Initial, interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose initial, interim, preliminary or topline or data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, topline or other preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline or other preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose initial or interim data from our clinical studies. Initial and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial, preliminary, topline or interim data and final data could significantly harm our business prospects.

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

We are dependent on third parties to conduct our preclinical studies and clinical trials, including our clinical trials for paltusotine, CRN04894, and any future clinical trials and preclinical studies for our product candidates. For example, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, partners, licensees, clinical data management organizations, CROs, trial sites, and consultants, among others, to conduct our clinical trials in accordance with our trial design, clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our pre-clinical and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. We must also ensure that our preclinical trials are conducted in accordance with the FDA’s Good Laboratory Practice regulations, as appropriate. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms or in a time frame acceptable to us. Even if we are able to enter into alternative arrangements, switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on third parties for raw materials, active pharmaceutical ingredients, and drug product intermediates for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture and supply of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of or interruption to supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

We will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. For example, the facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials, API, and intermediaries used in the manufacture of our product candidates. If our current third-party suppliers and manufacturers cannot perform as agreed, we may be required to replace such third parties, and we may be unable to replace them on a timely basis or at all.

If we are required to change suppliers or manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. In addition, we may be unable to establish any agreements with third-party suppliers or manufacturers or to do so on acceptable terms. The delays associated with the onboarding of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party suppliers and manufacturers entails additional risks, including:

•
failure of third-party suppliers and manufacturers to comply with regulatory requirements and maintain quality assurance;
•
breach of the supply or manufacturing agreement by the third party;
•
failure to supply or manufacture our product according to our specifications;
•
failure to supply or manufacture our product according to our schedule or at all;
•
failure of third-party suppliers and manufacturers to maintain a sufficient supply of materials and ingredients necessary to conduct their operations;
•
inability of a third-party manufacturer to scale up the process in order to produce commercial quantities of our products if approved;
•
misappropriation of our proprietary information, including our trade secrets and know-how;
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•
external events that may impact the ability of our third-party supplier and manufacturer located outside of the United States to perform and to manufacture our product.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may materially and adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis, which would have a material adverse effect on our business, reputation and prospects.

We are dependent on an international third-party licensee for the development and commercialization of paltusotine in Japan, and we may enter into similar agreements in other geographic regions. The failure of this and other third parties to meet their contractual, regulatory or other obligations could adversely affect our business.

We have entered into an exclusive license agreement with Sanwa that provides Sanwa with exclusive rights to the development and commercialization of paltusotine in Japan. As a result, we are dependent on Sanwa to achieve regulatory approval of paltusotine for marketing in Japan and for the commercialization of paltusotine in Japan, if approved. The timing and amount of any milestone and royalty payments we may receive under this agreement will depend on, among other things, the efforts and allocation of resources and successful commercialization of paltusotine in Japan by Sanwa. We also depend on Sanwa to comply with all applicable laws related to the development and commercialization of our product in Japan. For example, they may take actions or fail to take actions that result in safety issues with the licensed product in the licensed territory, and such safety issues could negatively impact the licensed product in countries outside of the licensed territory. We do not control the individual efforts of Sanwa, and we have limited ability to terminate these agreements or to have assigned assets returned to us if Sanwa does not perform as anticipated. The failure of Sanwa to devote sufficient time and effort to the development and commercialization of paltusotine; to meet its obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if Sanwa violates, or is alleged to have violated, any laws or regulations during the performance of its obligations for us, including with respect to safety, patient and data privacy, antitrust, and bribery and corruption, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences and liabilities. We may not be successful in enforcing the terms and conditions of our license agreement in court or via agreed upon dispute resolution mechanisms, and even if we were to prevail in any such dispute, the remedies may not be adequate to compensate us for the losses. Any termination, breach or expiration of any of this license agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive license fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of the applicable products and product candidates in Japan. Alternatively, we may attempt to identify and transact with a new assignee or licensee, but there can be no assurance that we would be able to identify a suitable partner or transact on terms that are favorable to us. In addition, we may enter into similar license agreements with additional third parties for paltusotine or our other product candidates in other geographic regions, and similar risks would be associated with any such similar arrangements.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on other third parties in the discovery, development, and manufacture of our product candidates, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into non-disclosure and confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees, consultants, contractors, investigators, advisors, collaborators, manufacturers, suppliers, and other third parties prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. For example, these agreements typically restrict the ability of the third parties to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future may be granted rights to publish data arising out of such collaboration, subject to certain notice and publication delay requirements in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our proprietary information, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Following potential approval of any our product candidates, the FDA or comparable foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. For example, the FDA may also require the implementation of a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval.

In addition, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Furthermore, later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•
refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay commercialization of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, as a result of which we may not achieve or sustain profitability, which would have a material adverse effect on our business, reputation, prospectus and financial condition.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Further, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or any other pandemic or outbreak of a contagious disease. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
our ability to differentiate our product against other approved products;
•
the indications for which our product candidates are approved;
•
the limitation of our targeted patient population and other limitations or warnings contained in any labeling approved by the FDA or other applicable regulatory authorities;
•
acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•
the relative convenience and ease of administration of our products;
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

•
potential product liability claims;
•
the timing of regulatory approvals and market introduction of our products as well as competitive drugs;
•
the terms of any approvals and the countries in which approvals are obtained;
•
the effectiveness of our or any of our potential future collaborators’ sales and marketing strategies; and
•
the public perception regarding any products we may develop.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful, which could have material adverse effect on our business, prospectus, reputation and financial condition.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Changes in pricing regulation and exchange rates could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. In addition, communications from government officials, media outlets, and others regarding health care costs and pharmaceutical pricing could have a negative impact on our stock price, even if such communications do not ultimately impact coverage or reimbursement decisions for our products.

We face competition from entities that have developed or may develop somatostatin agonist products or other competitive candidates. If these companies develop competing technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates, and which may lead us to abandon one or more product candidates, indications, or territories. In particular, there is intense competition in the field of endocrine disorders. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in endocrinology research and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Recordati Rare Diseases Inc.). Oral octreotide (marketed by Chiesi Farmaceutici) is approved in the U.S. for the long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In December 2021, the FDA approved a lanreotide injection biosimilar manufactured by Cipla Ltd. for the treatment of acromegaly and GEP-NETs. Other products in clinical development include new formulations of peptide somatostatin agonists (Camurus AB) and GH receptor antagonists (Amolyt Pharma).

Injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by TerSera Therapeutics, Inc.) is an orally administered add-on therapy. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor-positive gastroenteropancreatic NETs. Camurus, Chiesi Farmaceutici, POINT Biopharma Global Inc., Exelixis, RayzeBio, and ITM Isotopen Technologien Munchen are currently engaged in Phase 3 trials of new compounds for use in the treatment of NETs and/or carcinoid syndrome symptoms. Other companies developing NETs therapeutics that target somatostatin receptors include Oranomed/RadioMedix, ASCIL Biopharm, Molecular Targeting Technologies Inc., Perspective Therapeutics, and Immunwork Inc.

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. The use of adrenal enzyme inhibitors (metyrapone, ketoconazole and more recently levoketoconazole which gained FDA approval in December 2021 and is marketed by Xeris Pharmaceuticals) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. A generic form of mifepristone has been approved for the treatment of endogenous Cushing’s syndrome. Osilodrostat (marketed by Recordati), a cortisol synthesis inhibitor, is approved for the treatment of endogenous Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Other companies developing products for potential use in Cushing’s disease include Corcept Therapeutics, Inc., Sparrow

Pharmaceuticals, and Cyclacel Pharmaceuticals, Inc. Neurocrine Biosciences and Spruce Biosciences are developing CRF receptor antagonists for the treatment of CAH. BridgeBio Pharma is also developing a potentially curative gene therapy treatment for CAH targeting the 21-hydroxylase enzyme.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. For example, a competitor could develop another oral formulation of a somatostatin agonist or other technology that could make administration of peptide therapies more convenient. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be material and adversely affected, which would material adversely affect our results of operations, financial condition and business.

The numbers of patients suffering from the rare endocrine diseases and endocrine-related tumors that we target is small and have not been established with precision. If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

We focus our research and product development on treatments for orphan and rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished. Additionally, the potentially addressable patient population for each of our products may be limited or may not be amenable to treatment with our products, and new patients may become increasingly difficult to identify or gain access to. Further, even if we obtain significant market share for our products, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Any of the foregoing would materially and adversely affect our results of operations and our business.

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

We currently have no sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we expect to establish a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. We have no prior experience as a company in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales and distribution capabilities would adversely impact the commercialization of these products.

We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses, which would have a material adverse effect on our results of operations and the trading price of our common stock.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our product candidates. Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. If we obtain regulatory approval of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, any of which could result in a material adverse effect on our business, prospectus and results of operations, including:

•
different regulatory requirements for approval of drugs in foreign countries;
•
reduced protection for intellectual property rights;
•
the existence of additional third-party patent rights of potential relevance to our business;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
economic weakness, including inflation, or political instability in domestic and particular foreign economies and markets;
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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice, and therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among pharmaceutical, biotechnology and other businesses, particularly in the San Diego area. Our industry has experienced a high rate of turnover of management personnel in recent years, and many of the companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As of February 20, 2024, we had 290 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, operational, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively, which would have a material adverse effect on our business.

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

In addition, state laws govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, which gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and disclosure, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Further states have also enacted consumer health date privacy laws, including states without comprehensive consumer privacy laws, such as Nevada and Washington state. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In the European Economic Area, or EEA, the General Data Protection Regulation, or GDPR, imposes stringent requirements for controllers and processors of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals and a strong individual data rights regime, short timelines for data breach notifications, limitations on retention and secondary use of information, significant requirements pertaining to health data and pseudonymized (i.e., key-coded) data and obligations when we contract third-party processors in connection with the processing of the personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations with the Trans-Atlantic Data Privacy Framework, or EU-U.S. DPF. In July 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/ or start taking enforcement action, we could suffer additional costs, complaints and/ or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how any such challenges and the healthcare reform measures of the Biden administration, or any future presidential administration, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On June 30, 2023 the Centers for Medicare and Medicaid Services, or CMS, issued new guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. CMS and HHS will continue to issue and update guidance as these programs are implemented. For that and other reasons, it is currently unclear how the IRA will be effectuated.

At the state level, individual states in the United States are also increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including prescription drug affordability boards, price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved, which could have a material adverse effect on our results of operations and financial condition.

If product liability or state consumer protection act lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical trials of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future, and could be asserted as product liability claims or under state consumer protection acts.

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
•
withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
initiation of investigations and enforcement actions by regulators;
•
significant negative financial impact;
•
the inability to commercialize our product candidates; and
•
a decline in our stock price.

We currently hold $10 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts, which could have a material adverse effect on our business, results of operations and financial condition.

We and any of our potential future collaborators will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we and any of our potential future collaborators are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and any of our potential future collaborators report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including sanctions, criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products, which could have a material adverse effect on our business, results of operations and financial condition.

Our employees and independent contractors, including principal investigators, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) the laws and regulations of the FDA and other regulators and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, manufacturing standards, (2) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, or (3) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. Sales, marketing and other business arrangements in the healthcare industry are also subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. In addition, during the course of our operations our directors, executives, and employees may have access to material, nonpublic information regarding our business, our results of operations, or potential transactions we are considering. We may not be able to prevent a director, executive, or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may not realize any benefits from our relationship with Radionetics.

We no longer hold a majority equity stake in Radionetics, and we do not control any of its key activities. Further, Radionetics will continue to need additional capital to advance its pipeline, and our ownership interest may be further diluted in connection with future capital raising. In addition, our ability to receive milestone or royalty payments from Radionetics subject and pursuant to the terms of the Radionetics License will depend on Radionetics’ ability to advance its pipeline through clinical development, regulatory approval and ultimately commercial sales, all of which will take significant time, will be subject to inherent risks in drug development and may be impacted by changes in regulatory requirements, healthcare reform measures and competitive dynamics. Further, the Radionetics nonpeptide therapeutics platform technology targeting the delivery of therapeutic radioisotopes is novel and unproven and may never lead to approved products of commercial value. As a result, we may never realize future value from our equity interest in Radionetics, the Radionetics License or research collaboration with Radionetics, which could have a material adverse effect on our financial condition and the trading price of our common stock.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our product candidates, technologies and programs, and the diseases our product candidates are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product candidate or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend ourselves or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

Risks related to our intellectual property

Our success depends on our ability to protect our intellectual property and our proprietary technologies, and if we are unable to protect our intellectual property and technologies, our business will suffer.

Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our product candidates, proprietary technologies, and their uses, as well as our ability to operate without infringing the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to obtain effective intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the pharmaceutical and biotechnology space has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates even if our patent applications are granted.

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
•
there may be significant pressure on the U.S. government, other governmental authorities, and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

The patent prosecution process is also expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, suppliers, contractors, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which could have a material adverse effect on our business and prospects.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be material and adversely affected.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our patents may be challenged in the courts or patent offices in the United States and abroad and may be narrowed or invalidated as a result of challenges by third parties. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, which challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity or patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, which could have a material adverse effect on our business and prospects.

Some of our intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Some of our intellectual property rights, including those covering the compounds in our lead programs (paltusotine and CRN04894), have been generated through the use of U.S. government funding provided from SBIR Grants awarded to us prior to 2020 by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health, and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a patent claim. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other intellectual property that we may develop. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent our product candidates from being marketed once approved. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could delay or prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Changes in U.S. patent law, or laws in other countries or jurisdictions, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. As an example, as of June 2023, European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who ratified the Unitary Patent Court Agreement. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Even though we have filed multiple trademark registration applications in the United States, as well as jurisdictions outside the United States, we cannot be certain that our registered or unregistered U.S. trademarks or trade names, or the corresponding trademarks or trade names registered in foreign territories, will not be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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
•
failure to meet or exceed drug development or financial projections we provide to the public or of the investment community;
•
regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•
regulatory or legal developments in the United States and foreign countries;
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
•
sales of our stock by us, insiders and stockholders;
•
changes in accounting principles;
•
general economic, industry and market conditions or other events or factors, many of which are beyond our control, such as the impact of any natural disasters, including related to climate change, or public health emergencies, inflation, interest rates, actual or anticipated bank failures, and international military conflicts, including between Russia and Ukraine and in the Middle East;
•
additions or departures of key personnel; and
•
intellectual property, product liability or other litigation by or against us.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 26.7% of our outstanding common stock as of February 20, 2024. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared nor paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to incur net operating losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income (subject to limitations), if any, until such NOLs expire (if subject to expiration). As of December 31, 2023, we had federal, state and foreign NOL carryforwards of approximately $311.3 million, $228.6 million and $1.7 million, respectively. The federal NOL carryforwards generated in taxable years beginning after December 31, 2017 of $305.0 million will carry forward indefinitely, but can be used to offset only up to 80% of taxable income in a given taxable year (which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years), while those NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin expiring in 2035, unless previously utilized, but are not subject to the 80% annual limitation on use. $0.8 million of the state loss carryforwards will carryforward indefinitely. The remaining state NOL carryforwards begin expiring in 2035, unless previously utilized. Our foreign NOL carryforwards do not expire. We also have federal and California research and development (R&D) credit carryforwards and federal Orphan Drug Credits totaling $16.3 million, $9.5 million, and $20.5 million, respectively. The federal R&D credits begin to expire in 2030, unless previously utilized, while the state credits do not expire. The federal Orphan Drug credit carryforwards will begin to expire in 2040, unless previously utilized.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, such as public equity offerings and offerings under the Sales Agreement, and debt financings or other capital sources, including collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or near term operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could have a material adverse effect on our business and operations, as well as the trading price of our commons stock.

In addition, if we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us, which may have a material adverse effect on our business, prospects and may reduce the value of our common stock.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic and/or transformative transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction could be material and could disrupt our business or change our business profile, focus or strategy significantly. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future transactions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits and could delay our timelines or otherwise adversely affect our business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems, infrastructure, and data to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of third parties and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), malicious code, cyberattacks, hacking, phishing attacks, deep fakes and other social engineering schemes, attacks enhanced or facilitated by artificial intelligence, theft, misconduct or misuse by personnel or third parties, human error, fraud, denial or degradation of service attacks, credential harvesting, supply-chain attacks, technological malfunctions or failures, software bugs, data and information loss, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our personnel who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents, including several of the types of attacks noted above. While we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. If a disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could also incur liability, including litigation exposure, penalties and fines. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. The cyber threat landscape is continually changing, and we cannot guarantee that we will be able to adapt and change our cyber program to manage and mitigate associated risks. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to terrorism, war, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third- party suppliers and manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers and manufacturers were affected by a man-made or natural disaster or other business interruption, which could have a material adverse effect on our business. For example, the COVID-19 pandemic and government measures taken in response had a significant impact, both direct and indirect, on businesses and commerce, resulting in delays and interruptions in our drug manufacturing, nonclinical activities, clinical trials, review and approval timelines, and our discovery and development pipeline. A resurgence or the widespread occurrence of another deadly illness could adversely affect our business, operations and financial results. In addition, our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Unfavorable global economic conditions could adversely affect our business, financial condition and stock price.

The global credit and financial markets are currently, and have from time to time, experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, fluctuations in currency exchange rates, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in unemployment rates and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, the Israel-Hamas war, impact of a potential U.S. government shutdown, terrorism or other geopolitical events, with the potential to result in extreme volatility in the global capital markets and further global economic consequences, including disruptions of the global supply chain and energy markets. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The closures of Silicon Valley Bank, or SVB, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

A future recession or market correction or other significant geopolitical events could materially affect our business and the value of our common stock. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, including as a result of political unrest or war, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export and import control laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.

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

There has been increasing public focus by investors, employees, environmental activists, the media, governmental and nongovernmental organizations and other stakeholders on a variety of environmental, social, and governance, or ESG, and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

Some investors may use third-party ESG ratings and reports to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG practices are inadequate. The criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to ESG are inadequate and choose not to invest in us.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. For example, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices follow recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our patients, collaborators, health care providers, and prospective and future customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Consistent with overall policies and practices, the Company’s cybersecurity program focuses on the following areas:

•
Vigilance: The Company conducts global clinical trials. As a consequence, we have global cybersecurity threat operations function 24/7, with the specific goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.
•
Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.
•
Collaboration: The Company utilizes collaboration mechanisms established with public and private entities, including industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•
Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•
Training: The Company provides periodic mandatory training for personnel regarding cybersecurity threats, which reinforces the Company’s information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel.

•
Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, and other key business functions, third party vendors, as well as the members of the Board through the Audit Committee of the Board in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.
•
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, the Company’s Vice President, Information Technology, other members of management and relevant management committees and councils.

A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and to the Board through the Audit Committee, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.

Governance

The Board, through the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Audit Committee receives periodic presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee would also receive prompt and timely information regarding any cybersecurity incident that would meet the applicable established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least twice each year, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the Company’s Vice President, Information Technology.

The Company’s Vice President, Information Technology is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Company’s Vice President, Information Technology has served in various roles in information technology and information security for over 33 years, including serving as Vice President, Information Technology of two large public companies. The Vice President, Information Technology holds an undergraduate degree in computer science, a Master of Business Administration in information systems, and the professional certification of Certified Chief Information Security Officer.

The Company’s Vice President, Information Technology works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Vice President, Information Technology and the IT Security Operations Team monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.

Risks from the cybersecurity threats we have faced to date have not materially affected, and we believe are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition. However, due to evolving cybersecurity threats, we may not be able to protect all information systems, and integrating information systems as we acquire new businesses or expand our business may expose us to unexpected liabilities or increase our vulnerability. See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Item 2. Properties

On December 18, 2023, we moved our corporate headquarters to a new facility which consists of a 94,230 square foot leased laboratory and office space in San Diego, California. Our previous headquarters consisted of a 29,499 square foot leased facility in San Diego, California.

We use our corporate headquarters primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our lease for this facility expires in April 2035.

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

Holders of Common Stock

As of February 13, 2024, there were 6 registered holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Stock Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from July 18, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2023. The figures represented below assume an investment of $100 in our common stock on July 18, 2018. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with all of the other information included in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes thereto and “Risk Factors”. This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through GPCRs to regulate many aspects of physiology, including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of rare endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine (formerly CRN00808), which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with NETs, and CRN04894, which is in clinical development for CAH and Cushing’s disease. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build a premier, fully integrated, endocrine-focused pharmaceutical company that consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and endocrine-related tumors.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues and offerings of our preferred and common stock. As of December 31, 2023, we had unrestricted cash, cash equivalents and investment securities of $558.6 million.

We have incurred cumulative net losses since our inception and, as of December 31, 2023, we had an accumulated deficit of $653.7 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Australian operations

In January 2017, we established Crinetics Australia Pty Ltd, or CAPL, a wholly-owned subsidiary which was formed to conduct various preclinical and clinical activities for our product and development candidates. CAPL is eligible for certain financial incentives made available by the Australian government for research and development expenses. Specifically, the Australian Taxation Office provides a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures under the Australian Research and Development Tax Incentive Program, or the Australian Tax

Incentive, to Australian companies that operate the majority of their research and development activities associated with such projects in Australia. A wholly-owned Australian subsidiary of a non-Australian parent company is eligible to receive the refundable tax credit, provided that the Australian subsidiary retains the rights to the data and intellectual property generated in Australia, and provided that the total revenues of the parent company and its consolidated subsidiaries during the period for which the refundable tax credit is claimed are less than $20.0 million Australian dollars. If we lose our ability to operate CAPL in Australia, or if we are ineligible or unable to receive the research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, the actual refund amounts we receive may differ from our estimates. See "Note 2" to the consolidated financial statements for further information on the reductions we have recognized in connection with the Australian Tax Incentive.

Recent Developments

Product Candidates

In August 2023, we announced the suspension of further investment into our product candidate CRN047777, an investigational, oral, nonpeptide somatostatin receptor type 5, or SST5, agonist designed for the treatment of congenital hyperinsulinism, or HI. While developing our response to the clinical hold issued by the FDA, results from additional nonclinical studies became available. These studies uncovered findings at exposure levels that eroded anticipated therapeutic margins for CRN04777. These other findings were not related to those originally cited by the FDA for the clinical hold and, importantly, were not present in nonclinical studies that have been conducted with other Crinetics product candidates under development. We believe them to be specific to CRN04777 and not associated with its somatostatin receptor type 5 (SST5) mechanism of action.

In September 2023, we reported positive topline data from the randomized controlled portion of the PATHFNDR-1 study, where the primary endpoint and all secondary endpoints of the study were achieved.

In December 2023, we announced positive initial findings from our ongoing open-label, parallel group, multi-center Phase 2 study to assess the safety, and pharmacokinetics of multiple doses of paltusotine in people living with carcinoid syndrome.

See other updates in the business overview section above.

Licenses

On March 24, 2023, we and Cellular Longevity Inc., doing business as Loyal, entered into the Loyal License, pursuant to which we granted Loyal an exclusive license to develop and commercialize CRN01941, a somatostatin receptor type 2 agonist, for veterinary use.

In August 2023, the Radionetics License was amended to include additional sales milestones of up to $15.0 million. Following the amendment to the Radionetics License, we are eligible to receive total potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales.

Equity Offerings

On September 15, 2023, we completed an underwritten public offering of 11,441,648 shares of our common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million.

Financial operations overview

Revenues

To date, our revenues have been mainly derived from research grant awards and licenses, including the Radionetics License, the Sanwa License, and the Loyal License. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize deferred revenue amounts received under the Sanwa License as revenues. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see "Note 8" to the consolidated financial statements). We have not generated any revenues from the commercial sale of approved products and we may never generate revenues from the commercial sale of our product candidates.

License revenues

License revenues for 2022 were primarily derived from the Sanwa License, under which Sanwa was granted the exclusive right to develop and commercialize paltusotine in Japan.

License revenues for 2023 were primarily derived from both the Sanwa License and the Loyal License, as described in “Note 8” of the consolidated financial statements.

Clinical supply revenues

On June 14, 2022, we and Sanwa entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby we are responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the

Sanwa License. During the year ended December 31, 2023 and 2022, we recognized $0.4 million and $0.1 million, respectively, of revenues from the Sanwa Clinical Supply Agreement.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three years ended December 31, 2023 related to the research and development of paltusotine, CRN04894, and CRN04777. We deploy our personnel and facility related resources across all of our research and development activities.

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

General and administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and commercial planning expenses. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. We also incur expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, as well as commercial preparedness, corporate strategy and business development, corporate communications, and investor relations costs associated with operating as a public company.

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

While our significant accounting policies are described in more detail in "Note 2" to the consolidated financial statements, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

Accrued research and development expenses

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

Costs incurred under contracts with contract research organizations, or CROs, that conduct and manage our clinical trials are also included in research and development expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts are expended by CROs and other third parties. Estimates are determined by reviewing cost information provided by CROs, other third-party vendors and internal clinical personnel, and contractual arrangements with CROs and the scope of work to be performed. If the amounts that we are obligated to pay under our clinical trial agreements are modified (for instance, because of changes in the clinical trial protocol or scope of work to be performed), we adjust our accruals accordingly on a prospective basis. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

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

Beginning in the first quarter of 2023, we determined that the volatility of our own market-traded shares best represents the expected volatility based on the available historical data and, therefore, the expected volatility assumption used to value certain stock-based awards granted during the year ended December 31, 2023 primarily utilizes the historical volatility of our common stock. Previously, due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data that we believed was indicative of the expected future volatility, we had based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily close prices during the equivalent period of the calculated expected term of our stock-based awards. We compute the historical volatility data using the daily close prices during the equivalent period of the calculated expected term of our stock-based awards.

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

Leases

When our leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at accounting commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. On September 9, 2022, we entered into a lease agreement for laboratory and office space in San Diego, California, or the 2022 Lease. The incremental borrowing rate for the 2022 Lease was determined using a synthetic credit rating analysis. A 1% increase in our incremental borrowing rate for the 2022 Lease, holding all other assumptions constant, would decrease the initial Right-of-use asset and lease liability of the 2022 Lease by approximately $2.6 million. A 1% decrease in our incremental borrowing rate for the 2022 Lease, holding all other assumptions constant, would increase the initial Right-of-use asset and lease liability of the 2022 Lease by approximately $2.8 million.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022.

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,		Dollar
	2023	2022	Change
Revenues	$4,013	$4,737	$(724)
Operating expenses:
Research and development	168,527	130,225	38,302
General and administrative	58,094	42,394	15,700
Total operating expenses	226,621	172,619	54,002
Loss from operations	(222,608)	(167,882)	(54,726)
Other income, net	13,277	4,974	8,303
Loss before equity method investment	(209,331)	(162,908)	(46,423)
Loss on equity method investment	(5,198)	(1,010)	(4,188)
Net loss	$(214,529)	$(163,918)	$(50,611)

Revenues. Revenues during the years ended December 31, 2023 and 2022 primarily relate to licensing arrangements, including $2.1 million from the Loyal License which was entered into 2023. Revenues during year ended December 31, 2023 also include $1.5 million and $0.4 million related to the Sanwa License and Sanwa Clinical Supply Agreement, respectively. Revenues in 2022 were primarily related to the licensing arrangement entered into with Sanwa in February 2022.

Research and development expenses. Research and development expenses were $168.5 million and $130.2 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $29.3 million, increased outside services (primarily consulting and professional services) of $5.6 million, increase in facilities expenses of $2.3 million, an increase in other corporate and travel expenditures of $2.2 million, offset by decreased net spending on manufacturing and development activities of $1.0 million associated with our clinical and nonclinical programs. We describe the changes in these research and development expenses for each of our programs below.

The following table summarizes our primary external and internal research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,		Dollar
	2023	2022	Change
External research and development expenses:
Clinical trials	$39,851	$38,048	$1,803
Contract manufacturing	14,437	18,962	(4,525)
Preclinical studies	14,454	12,758	1,696
Outside services	14,467	8,923	5,544
Other external research and development	39	36	3
Total external research and development expenses	83,248	78,727	4,521
Internal expenses:
Payroll and benefits	53,446	31,662	21,784
Stock-based compensation	22,633	15,078	7,555
Facilities and related	4,964	2,711	2,253
Other internal research and development	4,236	2,047	2,189
Total internal research and development expenses	85,279	51,498	33,781
Total research and development expenses	$168,527	$130,225	$38,302

The following table summarizes our research and development expenses by program for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,		Dollar
	2023	2022	Change
Paltusotine	$46,772	$47,767	$(995)
CRN04894	13,118	9,154	3,964
CRN04777	7,754	11,558	(3,804)
Discovery	12,667	7,278	5,389
Payroll and benefits	53,446	31,662	21,784
Stock-based compensation	22,633	15,078	7,555
Other	12,137	7,728	4,409
Total research and development expenses	$168,527	$130,225	$38,302

Research and development expenses for paltusotine were $46.8 million and $47.8 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to decreased spending on manufacturing and development activities of $3.3 million, offset by increased outside services of $2.0 million primarily as a result of ramp-up of the PATHFNDR programs in 2022.

Research and development expenses for our CRN04894 clinical studies were $13.1 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to increased spending on manufacturing and development activities of $3.6 million as the program progressed into clinical trials in patients with CAH and Cushing’s disease.

Research and development expenses for our CRN04777 clinical studies were $7.8 million and $11.6 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to decreased spending on manufacturing and development activities of $3.1 million and decreased outside services of $0.7 million as a result of suspension the of CRN047777 in August 2023.

Research and development expenses for our discovery programs were $12.7 million and $7.3 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to an increase in outside services of $4.0 million and increased spending on lab supplies and toxicology studies of $1.1 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $53.4 million and $31.7 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts into new therapeutic targets.

Stock-based compensation for research and development personnel was $22.6 million and $15.1 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $12.1 million and $7.7 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due an increase in travel and other expenditures of $1.6 million and an increase in facilities expenditures of $2.2 million driven by our move to our new headquarters.

General and administrative expenses. General and administrative expenses were $58.1 million and $42.4 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to an increase in personnel costs of $12.8 million and an increase in travel and other corporate expenditures of $2.1 million to support our growth.

Other income. Other income, net was $13.3 million and $5.0 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to income generated by our investment securities.

Loss on equity method investment. Loss on equity method investment was $5.2 million and $1.0 million for years ended December 31, 2023 and 2022, respectively. The 2023 loss on equity method investment was due to our share of loss in Radionetics’ net loss subsequent to the August 2023 Radionetics stock purchase and Radionetics Warrant exercise. The 2022 loss was due to our share of loss in Radionetics’ net loss associated with our original Radionetics investment.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $653.7 million and unrestricted cash, cash equivalents and investment securities of $558.6 million.

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Net cash used in operating activities	$(166,307)	$(115,205)
Net cash used in investing activities	(200,413)	(173,980)
Net cash provided by financing activities	388,944	121,963
Net change in cash, cash equivalents and restricted cash	$22,224	$(167,222)

Operating Activities. Net cash used in operating activities was $166.3 million and $115.2 million for the years ended December 31, 2023 and 2022, respectively. The increase in cash used in operations was primarily attributable to higher personnel costs. The net cash used in operating activities during the year ended December 31, 2023 was primarily due to our net loss of $214.5 million adjusted for $40.2 million of noncash charges, primarily for stock-based compensation and loss on the investment in Radionetics, and a $8.0 million change in operating assets and liabilities. The net cash used in operating activities during the year ended December 31, 2022 was primarily due to our net loss of $163.9 million adjusted for $30.1 million of noncash charges, primarily for stock-based compensation and loss on the investment in Radionetics, and a $18.6 million change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. During the year ended December 31, 2023, we also invested $5.0 million to purchase preferred stock in Radionetics. Such activities resulted in net cash outflows of approximately $200.4 million during the year ended December 31, 2023, compared to the net cash outflows of approximately $174.0 million during the year ended December 31, 2022.

Financing activities. Net cash provided by financing activities was $388.9 million and $122.0 million for the years ended December 31, 2023 and 2022, respectively. The net cash provided by financing activities during 2023 and 2022 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options.

Liquidity and Capital Resources

As of December 31, 2023, we had unrestricted cash, cash equivalents and investment securities of $558.6 million. Based on our current and anticipated level of operations, we believe that our existing capital resources, together with investment income, will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. However, our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

In August 2019, we entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell up to $150.0 million of shares of our common stock through the Sales Agents, or the ATM Offering. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon ten days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the year ended December 31, 2023, we issued 1,344,865 shares of common stock in the ATM Offering for net proceeds of approximately $40.6 million, after deducting commissions. During the quarter ended December 31, 2023, we issued 822,058 shares of common stock in the ATM Offering for net proceeds of approximately $29.2 million, after deducting commissions.

On April 12, 2021, we completed an underwritten public offering of 4,562,044 shares of our common stock at a price to the public of $16.44 per share. Proceeds from the offering were approximately $72.6 million, net of underwriting discounts and commissions and offering costs of $2.4 million.

On July 28, 2021, we entered into a stock purchase agreement for the private placement of 851,306 shares of our common stock at a price of $17.62 per share, or the Private Placement, which shares were issued on July 30, 2021. The Private Placement yielded net proceeds of $15.0 million.

On October 21, 2021, we completed an underwritten public offering of 8,712,400 shares of our common stock at a price to the public of $19.80 per share. Proceeds from the offering were approximately $162.0 million, net of underwriting discounts and commissions and offering costs of $10.5 million.

On April 18, 2022, we completed an underwritten public offering of 5,625,563 shares of our common stock at a price to the public of $22.22 per share. Net proceeds from the offering were approximately $117.2 million, after underwriting discounts and commissions and offering costs of approximately $7.8 million.

On September 15, 2023, we completed an underwritten public offering of 11,441,648 shares of our common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million.

2022 Lease

On September 9, 2022, we entered into a lease agreement for laboratory and office space in San Diego, California, or the 2022 Lease (see "Note 6" to the consolidated financial statements). On December 18, 2023, we moved our corporate headquarters to the new facility.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and comprehensive loss and totaled approximately $23,000, ($28,000) and $107,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

BDO USA, P.C., the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Crinetics Pharmaceuticals, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

San Diego, California

February 28, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On December 20, 2023, Matthew Fust, a director on the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 60,000 shares of our common stock until December 20, 2024. None of our officers (as defined in Rule 16a–1(f)) or directors terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of this report:
(1)
Financial Statements.

The financial statements of Crinetics Pharmaceuticals, Inc., together with the reports thereon of BDO USA, P.C., an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

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

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crinetics Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Clinical Trial Accruals

As described in Notes 2 and 5 to the consolidated financial statements, clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts provided by contract research organizations (“CROs”) and other third parties. Estimates are determined by reviewing cost information provided by CROs, other third-party vendors and internal clinical personnel, and contractual arrangements with CROs and the scope of work to be performed. As of December 31, 2023, the Company recorded $5.5 million in clinical trial accruals, which was included in accounts payable and accrued expenses on the balance sheet.

We identified the estimation of clinical trial accruals as a critical audit matter. Management’s judgment was required in estimating the progress of services and the associated costs incurred used to determine the accrued liabilities for clinical trial expenses. Auditing clinical trial accruals involved especially challenging auditor judgment due to the nature and extent of audit effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Testing management’s process for estimating clinical trial accruals by: (i) obtaining and inspecting certain agreements and amendments, and (ii) confirming total clinical costs incurred and total amounts billed with certain third-party vendors.
•
Testing the completeness of the Company’s clinical trial accruals by: (i) evaluating internal materials and publicly available information (such as press releases and public databases that track clinical trials), (ii) inquiring of clinical personnel to gain an understanding of the status of certain on-going clinical trials, and (iii) testing invoices received after year-end for certain third-party vendors.

Determination of the Incremental Borrowing Rate for an Operating Lease

As discussed in Notes 2 and 6 to the consolidated financial statements, in 2022, the Company entered into a lease agreement for laboratory and office space (the “2022 Lease”). The 2022 Lease commenced in 2023 when the building was ready and available for its intended use. The Company recorded an operating lease right-of-use asset and corresponding operating lease liability in connection with the 2022 Lease upon the accounting commencement date of the arrangement. The Company’s estimated incremental fully collateralized borrowing rate of 8.6% (the Incremental Borrowing Rate, or “IBR”) was used in determining the present value of lease payments as the 2022 Lease does not have a stated rate, and the implicit rate was not readily determinable. The IBR was determined using a synthetic credit rating analysis.

We identified the determination of the IBR for the 2022 Lease as a critical audit matter. Significant judgment was required by management to develop this IBR. Auditing the estimated IBR involved especially challenging auditor judgment due to the nature and extent of audit effort required to address the matter, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized skills and knowledge in valuation to assist in: (i) developing an independent synthetic credit rating of the Company, (ii) identifying market interest rates based on the determined rating and the applicable lease terms, and (iii) developing an independent estimate of a fully collateralized IBR on the accounting commencement date of the 2022 Lease.
•
Evaluating the impact to the operating lease right-of-use asset and corresponding operating lease liability by comparing the Company’s IBR to our independent IBR.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2016.

San Diego, California

February 28, 2024

CRINETICS PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$54,897	$32,672
Investment securities, amortized cost of $502,681 at December 31, 2023 and $305,684 at December 31, 2022	503,658	301,753
Prepaid expenses and other current assets	15,598	10,759
Total current assets	574,153	345,184
Property and equipment, net	10,881	3,500
Operating lease right-of-use assets	46,549	1,486
Derivative asset	—	668
Investment in Radionetics	470	—
Restricted cash	1,300	1,301
Other assets	2,000	37
Total assets	$635,353	$352,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,196	$15,351
Accrued compensation and related expenses	14,517	9,081
Deferred revenue	2,056	2,240
Operating lease liabilities	4,173	1,051
Total current liabilities	43,942	27,723
Operating lease liabilities, non-current	47,555	2,024
Deferred revenue, non-current	4,750	6,101
Total liabilities	96,247	35,848
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized, no shares issued or outstanding at December 31, 2023 or 2022	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized, 68,175 shares issued and outstanding at December 31, 2023; 53,877 shares issued and outstanding at December 31, 2022	1,191,831	759,432
Accumulated other comprehensive income (loss)	977	(3,931)
Accumulated deficit	(653,702)	(439,173)
Total stockholders’ equity	539,106	316,328
Total liabilities and stockholders’ equity	$635,353	$352,176

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues	$4,013	$4,737	$1,078
Operating expenses:
Research and development	168,527	130,225	84,255
General and administrative	58,094	42,394	24,525
Total operating expenses	226,621	172,619	108,780
Loss from operations	(222,608)	(167,882)	(107,702)
Other income (expense):
Interest income	13,436	4,317	157
Change in fair value of derivative asset	—	600	—
Other income (expense), net	(159)	57	(96)
Total other income, net	13,277	4,974	61
Loss before equity method investment	(209,331)	(162,908)	(107,641)
Loss on equity method investment	(5,198)	(1,010)	—
Net loss	$(214,529)	$(163,918)	$(107,641)
Net loss per share:
Net loss per share - basic and diluted	$(3.69)	$(3.15)	$(2.80)
Weighted average shares - basic and diluted	58,071	51,982	38,436
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$4,908	$(3,549)	$(407)
Comprehensive loss	$(209,621)	$(167,467)	$(108,048)

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock	Common Stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2021	33,001	$336,508	$25	$(167,614)	$168,919
Issuance of common stock, net of $12,964 of transaction costs	14,126	249,542	—	—	249,542
Vesting of shares subject to repurchase	15	21	—	—	21
Exercise of stock options	364	3,137	—	—	3,137
Stock issued under Employee Stock Purchase Plan	91	1,021	—	—	1,021
Stock-based compensation	—	17,352	—	—	17,352
Comprehensive loss	—	—	(407)	—	(407)
Net loss	—	—	—	(107,641)	(107,641)
Balance at December 31, 2021	47,597	607,581	(382)	(275,255)	331,944
Issuance of common stock, net of $7,758 transaction costs	5,626	117,242	—	—	117,242
Vesting of shares subject to repurchase	1	2	—	—	2
Exercise of stock options	524	4,721	—	—	4,721
Stock issued under Employee Stock Purchase Plan	129	1,618	—	—	1,618
Stock-based compensation	—	28,268	—	—	28,268
Comprehensive loss	—	—	(3,549)	—	(3,549)
Net loss	—	—	—	(163,918)	(163,918)
Balance at December 31, 2022	53,877	759,432	(3,931)	(439,173)	316,328
Issuance of common stock, net of $22,735 of transaction costs	12,787	369,080	—	—	369,080
Issuance of common stock upon vesting of restricted stock units	81	—	—	—	—
Exercise of stock options	1,283	20,091	—	—	20,091
Stock issued under Employee Stock Purchase Plan	147	2,291	—	—	2,291
Stock-based compensation	—	40,937	—	—	40,937
Comprehensive income	—	—	4,908	—	4,908
Net loss	—	—	—	(214,529)	(214,529)
Balance at December 31, 2023	68,175	$1,191,831	$977	$(653,702)	$539,106

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(214,529)	$(163,918)	$(107,641)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	40,937	28,268	17,352
Depreciation and amortization	1,098	983	922
Noncash lease expense	1,210	406	340
Accretion of purchase discounts and amortization of premiums on investment securities, net	(6,271)	34	422
Noncash license revenues	(2,000)	—	(1,078)
Loss on equity method investment	5,198	1,010	—
Loss on disposal of property and equipment	6	—	—
Change in valuation of derivative asset	—	(600)	—
Other, net	—	—	(1)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(4,523)	215	(4,361)
Accounts payable and accrued expenses, compensation and related expenses	14,648	10,994	6,293
Deferred revenue	(1,535)	8,341	—
Operating lease liabilities	(546)	(938)	(836)
Net cash used in operating activities	(166,307)	(115,205)	(88,588)
Investing activities:
Purchases of investment securities	(527,857)	(329,817)	(125,404)
Purchase of Radionetics preferred stock	(5,000)	—	—
Maturities of investment securities	337,132	157,493	69,357
Purchases of property and equipment	(4,688)	(1,656)	(436)
Net cash used in investing activities	(200,413)	(173,980)	(56,483)
Financing activities:
Proceeds from issuance of common stock, net of $22,735 (2023), $7,758 (2022) and $12,964 (2021) transaction costs	369,019	117,242	249,542
Proceeds from exercise of stock options	19,925	4,721	3,137
Net cash provided by financing activities	388,944	121,963	252,679
Net change in cash, cash equivalents and restricted cash	22,224	(167,222)	107,608
Cash, cash equivalents and restricted cash - beginning of period	33,973	201,195	93,587
Cash, cash equivalents and restricted cash - end of period	$56,197	$33,973	$201,195
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,897	$32,672	$200,695
Restricted cash	1,300	1,301	500
Cash, cash equivalents and restricted cash at end of period	$56,197	$33,973	$201,195
Non-cash investing and financing activities:
Private company shares received under licensing arrangements	$2,000	$—	$1,010
Derivative asset obtained for Investment in Radionetics common stock	$—	$—	$68
Exercise of Radionetics Warrant	$668	$—	$—
Proceeds from stock issued under Employee Stock Purchase Plan	$2,291	$1,618	$1,021
Stock options exercised receivable	$166	$—	$—
Receivable for common stock issuances	$87	$—	$—
Accrued financing costs	$26	$—	$—
Amounts accrued for purchases of property and equipment	$872	$—	$130
Right-of-use asset obtained in exchange for lease obligations	$46,273	$—	$—
Leasehold improvements paid by the lessor	$2,925	$—	$—
Change in unvested stock liability	$—	$2	$21

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

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $653.7 million as of December 31, 2023.

As of December 31, 2023, the Company had $558.6 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accrual of research and development expenses, valuation of stock-based awards, fair values of financial instruments, revenue recognition, and the assumptions underlying the determination of the estimated incremental borrowing rate for the determination of the Company’s operating lease right-of-use assets. Estimates are based on historical experiences or on forecasts, including information received from third parties and various other factors that the Company believes are reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Investment in Radionetics

In October 2021, the Company, together with other investors, announced the formation of Radionetics Oncology, Inc. ("Radionetics").

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

The carrying amounts of the Company’s current financial assets, restricted cash and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company recorded the derivative asset (see "Note 9") and investment securities (see "Note 4") at fair value.

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

Investment Securities

Our investment in debt securities have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Investments with contractual maturities beyond one year are also classified as short-term due to the Company’s ability to liquidate the investment for use in operations within the next 12 months.

The Company elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which the Company determines the accrued interest will not be collected.

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

Effective January 1, 2023, at each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in net loss. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net loss. For available-for-sale securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income. There have been no impairment or credit losses recognized during the periods presented in the accompanying consolidated statements of operations and comprehensive loss. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheets. Leases with a term longer than 12 months that are determined to be operating leases are included in operating lease right-of-use assets, operating lease liabilities and noncurrent operating lease liabilities in the consolidated balance sheets at the accounting commencement date of the arrangement. The Company accounts for each separate lease and non-lease component as a single lease component. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at accounting commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements may contain variable costs such as common area maintenance, insurance, taxes or other costs. Such variable lease costs are expensed as incurred. The Company assesses its leases to determine whether the arrangements contain lease incentives.

If a lease is modified, the modified contract is evaluated to determine whether it is or contains a lease. If a lease continues to exist, the lease modification is determined to be a separate contract when the modification grants the lessee an additional right-of-use asset that is not included in the original lease and the lease payments increase commensurate with the standalone price for the additional right-of-use asset. A lease modification that results in a separate contract will be accounted for in the same manner as a new lease. For a modification that is not a separate contract, the Company will reassess the lease classification and incremental borrowing rate using the modified terms and conditions and the facts and circumstances as of the effective date of the modification and recognize the amount of the remeasurement of the lease liability for the modified lease as an adjustment to the corresponding operating lease right-of-use asset.

Property and Equipment, Net

Property and equipment consist of leasehold improvements, and lab and various other equipment. Such assets are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets. The Company estimates its useful lives of its lab and other equipment as follows: lab equipment – three to five years; office equipment - three to five years; computer and software – three years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the remaining term of the associated lease.

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

At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of The Accounting Standards Codification ("ASC") Topic 808, Collaborative Arrangements (“ASC 808”) to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC Topic 606, Revenue From Contracts with Customers ("ASC 606"). If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that.

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

At the inception of arrangements that include milestone payments, the Company uses judgment to estimate the amount of milestone payments, which is a variable consideration, to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, then the estimated amount is included in the transaction price. Milestone payments that are not within the Company's or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint and, as necessary, adjusts the estimate of the overall transaction price. Any adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

The Company develops estimates of the standalone selling price for each distinct performance obligation. Variable consideration that relates specifically to efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative standalone selling price, over which management has applied significant judgment. The Company determines the standalone selling price for license-related performance obligations using a market approach, which may include assumptions such as forecasted revenues, development timelines, discount rates and probabilities of success. The Company estimates the standalone selling price for the data exchange performance obligation (see "Note 8") by forecasting the expected costs of satisfying a performance obligation plus a predetermined margin.

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

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company has used the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as the Company incurs costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which is considered an input method. The Company uses judgment to estimate the total cost of these performance obligations, which include subcontractors' costs, labor, materials, other direct costs and an allocation of indirect costs. The Company evaluates these cost estimates and the progress each reporting period and, as necessary, the Company adjusts the measure of progress and related revenue recognition.

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

Costs incurred under contracts with contract research organizations ("CROs") that conduct and manage the Company’s clinical trials are also included in R&D expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts provided by CROs and other third parties. Estimates are determined by reviewing cost information provided by CROs, other third-party vendors and internal clinical personnel, and contractual arrangements with CROs and the scope of work to be performed. If the amounts that the Company is obligated to pay under its clinical trial agreements are modified (for instance, because of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its accruals accordingly on a prospective basis. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

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

The Company recognized reductions to R&D expense of $43,000, $0.8 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded during the three years ended December 31, 2023.

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss and the unrealized gains or losses on the Company’s available for sale investment securities for all periods presented. The cumulative amount of unrealized gains and losses is reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheets as accumulated other comprehensive income (loss). There were no tax effects for the years ended December 31, 2023, 2022 and 2021.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Stock options	12,627	9,757	6,554
Restricted stock units	814	290	—
Employee stock purchase plan	302	282	207
Unvested common stock subject to repurchase	—	—	1
Total	13,743	10,329	6,762

Recently Adopted Accounting Pronouncements

ASU 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner like current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income (loss). The Company adopted ASU 2016-13 as of January 1, 2023, which did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“Topic 280”), which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$279,577	$731	$(99)	$280,209
Agency obligations	21,271	16	(17)	21,270
Certificates of deposit	2,450	2	(12)	2,440
Corporate debt securities	196,399	526	(170)	196,755
Commercial paper	2,984	—	—	2,984
Total	$502,681	$1,275	$(298)	$503,658

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$94,948	$1	$(1,070)	$93,879
Agency obligations	59,280	11	(440)	58,851
Certificates of deposit	4,629	—	(94)	4,535
Corporate debt securities	145,330	—	(2,336)	142,994
Asset-backed securities	1,497	—	(3)	1,494
Total	$305,684	$12	$(3,943)	$301,753

As of December 31, 2023 and 2022, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$414,031	$414,406	$246,276	$243,542
Due after one year through five years	88,650	89,252	59,408	58,211
Total	$502,681	$503,658	$305,684	$301,753

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$10,400	$(11)	$12,374	$(88)	$22,774	$(99)
Agency obligations	8,170	(3)	5,484	(14)	13,654	(17)
Certificates of deposit	244	(1)	1,213	(11)	1,457	(12)
Corporate debt securities	3,595	—	32,612	(170)	36,207	(170)
Total	$22,409	$(15)	$51,683	$(283)	$74,092	$(298)

	As of December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$58,218	$(493)	$29,412	$(577)	$87,630	$(1,070)
Agency obligations	37,715	(209)	7,269	(231)	44,984	(440)
Certificates of deposit	2,399	(47)	2,136	(47)	4,535	(94)
Corporate debt securities	96,663	(1,399)	43,330	(937)	139,993	(2,336)
Asset-backed securities	1,494	(3)	—	—	1,494	(3)
Total	$196,489	$(2,151)	$82,147	$(1,792)	$278,636	$(3,943)

The Company does not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on the Company’s review of these available-for-sale securities, the unrealized losses as of December 31, 2023 and 2022 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company has no allowance for credit losses as of December 31, 2023 and 2022. No realized net gains or losses were recognized during the year ended December 31, 2023. During the years ended December 31, 2022, and 2021, the Company recognized ($86,000) and $2,000, respectively, of realized net gains (losses) in the accompanying statements of operations and comprehensive loss.

Accrued interest receivable on available-for-sale securities was $3.1 million and $1.4 million at December 31, 2023 and 2022, respectively. We have not written off any accrued interest receivable in any of the periods presented in the consolidated financial statements.

4. FAIR VALUE MEASUREMENTS

Investment Securities

The Company holds investment securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its investment securities based upon valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

Derivative Asset

On October 15, 2021, the Company received a warrant (the "Radionetics Warrant") to purchase the greater of 3,407,285 additional shares of Radionetics common stock or the number of additional shares of Radionetics common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics. The estimated value of the Radionetics Warrant is based on valuations provided by a third-party valuation specialist using unobservable inputs due to little to no market data (Level 3 inputs).

In August 2023, the Company exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share, and also cancelled its existing right to maintain an aggregate interest of 22% of the fully diluted capitalization of Radionetics. There were no material changes in the inputs or the total valuation of the Radionetics Warrant in 2023 prior to its exercise and cancellation. Upon exercise, the Radionetics Warrant of $0.7 million was derecognized (see "Note 9").

During the year ended December 31, 2022, the Company recorded $0.6 million of income in the accompanying consolidated statements of operations and comprehensive loss related to the change in value of the Radionetics Warrant.

Financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government obligations	$280,209	$—	$—	$280,209
Agency obligations	—	21,270	—	21,270
Certificates of deposit	—	2,440	—	2,440
Corporate debt securities	—	196,755	—	196,755
Commercial paper	—	2,984	—	2,984
Total assets measured at fair value	$280,209	$223,449	$—	$503,658

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government obligations	$93,879	$—	$—	$93,879
Agency obligations	—	58,851	—	58,851
Certificates of deposit	—	4,535	—	4,535
Corporate debt securities	—	142,994	—	142,994
Asset-backed securities	—	1,494	—	1,494
Total Investment securities	93,879	207,874	—	301,753
Derivative Assets:
Radionetics Warrant	—	—	668	668
Total assets measured at fair value	$93,879	$207,874	$668	$302,421

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2023 and 2022.

The following is the Level 3 activity for the Company’s derivative asset:

	Year Ended December 31,
	2023	2022
Derivative asset at beginning of period	$668	$68
Gain on change in fair value of derivative asset	—	600
Exercise of derivative asset	(668)	—
Balance at end of period	$—	$668

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid clinical trial costs	$2,574	$2,567
Prepaid research and development costs	1,238	2,293
Australian tax incentive receivable	747	937
Prepaid insurance	857	939
Interest receivable	3,051	1,353
Due from Radionetics ("Note 9")	90	135
Landlord improvements receivable	5,210	605
Receivable for common stock issued	253	—
Other	1,578	1,930
Total	$15,598	$10,759

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Leasehold improvements	$9,837	$3,516
Lab equipment	4,253	3,168
Office equipment	1,854	859
Computers and software	5	41
Property and equipment	15,949	7,584
Less accumulated depreciation and amortization	(5,068)	(4,084)
Total	$10,881	$3,500

Depreciation and amortization expense was $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$6,548	$6,883
Accrued clinical trial costs	5,527	1,921
Accrued research and development costs	2,312	4,043
Accrued outside services and professional fees	1,726	1,810
Accrued landlord improvements	3,816	359
Other accrued expenses	3,267	335
Total	$23,196	$15,351

6. OPERATING LEASES

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

Under the terms of the 2022 Lease, the Company's expected future monthly minimum lease payments of $0.5 million, with six months of rent abatement in the first year, start on the earlier of (i) the date which is ten months after substantial completion of demolition work, or (ii) the date of the substantial completion of improvements and first occupancy for business purposes, and the term expires on the date immediately preceding the one hundred thirty-seventh monthly anniversary of this lease payment start date. Lease payments are subject to annual 3% increases. The Company is also responsible for certain operating expenses and taxes during the term of the 2022 Lease. The 2022 Lease provides the Company with specified tenant improvement and landlord work allowances. The Company has (i) two options to extend the term of the 2022 Lease for an additional period of five years each, and (ii) a right of first offer on adjacent space to the new facility, subject to the terms and conditions of the 2022 Lease. The 2022 Lease commenced in 2023 when the building was ready and available for its intended use. As of the date of the recording of the 2022 Lease, the Company is not reasonably certain that these options will be exercised. During the year ended December 31, 2023, the Company recorded a right-of-use asset and corresponding lease liability in the accompanying consolidated balance sheets in connection with the 2022 Lease. The Company recorded $47.0 million for the Right-of-use asset obtained in exchange for the 2022 Lease.

In December 2023, the Company entered into a lease amendment to the 2022 Lease that moved the initial payment date and start of the hundred thirty-seventh month (discussed above) from September 2023 to November 2023. The amendment was a modification that did not result in a new contract as the modification did not provide the Company additional right-of-use assets. As a result, the Company recorded a $0.7 million reduction to right-of-use assets and lease liabilities in the accompanying consolidated balance sheets.

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

As of December 31, 2023, the Company's future minimum payments under non-cancellable operating leases, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2024	$4,491
2025	7,468
2026	6,795
2027	6,999
2028	7,209
Thereafter	50,975
Total future minimum lease payments	83,937
Less imputed interest	(32,209)
Total operating lease liabilities	51,728
Less operating lease liabilities, current	(4,173)
Operating lease liabilities, non-current	$47,555

Operating lease cost was $3.3 million, $1.0 million, and $1.0 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company’s weighted average remaining term was 11.1 years and 2.6 years, respectively. As of December 31, 2023 and 2022, the Company’s weighted-average discount rate was 8.6% and 8.0%, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $1.6 million, $1.2 million, and $1.2 million during each of the years ended December 31, 2023, 2022 and 2021, respectively.

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

Deferred revenue consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred revenues at beginning of period	$8,341	$—
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	—	8,341
Revenue recognized that was included in deferred revenues as of the beginning of the period	(1,535)	—
Balance at end of period	6,806	8,341
Less deferred revenue, current	(2,056)	(2,240)
Deferred revenue, non-current	$4,750	$6,101

During the years ended December 31, 2023 and 2022, $1.5 million and $4.7 million, respectively, of the $13.0 million upfront payment was recognized as revenues in the accompanying consolidated statements of operations and comprehensive loss. Of the license revenues recognized during the year ended December 31, 2022, $1.5 million is related to the transfer of the license at the inception of the Sanwa License at a point in time, with the remaining amounts related to the data exchange performance obligation recognized over time. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for the completion of certain studies and trials under the Sanwa License. During the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and $0.1 million, respectively, of revenues from the Sanwa Clinical Supply Agreement in the accompanying consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2023, the Company recognized $2.1 million of revenues from the Loyal License at the inception of the contract in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in other assets in the accompanying consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none for the year ended December 31, 2023.

9. INVESTMENT IN RADIONETICS

The Radionetics License

In October 2021, the Company entered into a Collaboration and License Agreement with Radionetics (the "Radionetics License") in which the Company granted Radionetics an exclusive worldwide license to its technology for the development of radiotherapeutics and related radio-imaging agents in exchange for 50,500,000 shares of common stock of Radionetics, which represented an initial majority stake in Radionetics of 64%, and the Radionetics Warrant to purchase the greater of 3,407,285 additional shares of Radionetics common stock or the number of additional shares of Radionetics common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics.

The upfront noncash consideration was valued at $1.1 million, which was comprised of $1.0 million for the Company's share of Radionetics common stock and $0.1 million for the Radionetics Warrant. The Radionetics License is for functional intellectual property which was transferred at the inception of the Radionetics License. The Company does not have an ongoing performance obligation to support or maintain the licensed intellectual property under the Radionetics License. In October 2021, the entire amount of the upfront noncash consideration of $1.1 million was recognized as license revenue in accompanying consolidated statements of operations and comprehensive loss upon the Company's transfer of the license under the Radionetics License.

In addition to the upfront non-cash considerations, the Company may receive potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. As there have been no sales to date, no sales-based milestones or royalties were recognized to date.

The Company engaged a third-party valuation specialist to assist the Company with its determination of the estimated fair value of these upfront noncash considerations received. A cost approach was utilized to determine the implied value of Radionetics’ equity since it was newly formed with early development stage technology from the Radionetics License for which there are not reliable long-term forecasts. Next, the total equity value was allocated to various share classes using the current value method and option pricing method. The current value method allocates the value of the business to the shareholders' given consideration of senior obligations such as debt, equity certificates and other preferred equity. The option pricing method entails allocating the total shareholders’ equity value to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class.

The primary inputs used in valuing the Radionetics common stock and the Radionetics Warrant, were as follows:

Derivative Asset	December 31, 2022	October 15, 2021 and December 31, 2021
Expected term	1.8 years	3.0 years
Expected volatility	116.6%	111.4%
Risk free interest rate	4.5%	0.7%
Marketability discount	51.0%	30.0%

The Company estimated the expected term based on the expected time to a liquidity event. The risk-free interest rate was based on the yields of zero-coupon U.S. treasury securities. Volatility was estimated based upon an analysis of historical equity and asset volatilities of companies deemed comparable to Radionetics. The valuation amounts were adjusted by a discount for lack of marketability to account for the lack of liquidity an owner of the interest would experience for common stock in an early-stage company. The estimated value for the common stock of Radionetics and the Radionetics Warrant was $0.02 per share as of October 15, 2021 and December 31, 2021 and $0.20 per share as of December 31, 2022. In August 2023, the Company exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share.

Investment in Radionetics

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

In August 2023, Radionetics completed a financing (the “August 2023 Radionetics Transaction”) pursuant to which (1) the Company exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share, (2) the Company exchanged 32,344,371 shares of Radionetics common stock for Radionetics preferred stock on a one-for-one basis, (3) the Company invested $5.0 million to purchase 14,404,656 shares of preferred stock in Radionetics along with other new and existing investors who participated in the financing, and (4) the Company and Radionetics agreed to amend the Radionetics License to include additional sales milestones of up to $15 million. In connection with the August 2023 Radionetics Transaction, Radionetics’ convertible notes held by other investors were converted to Radionetics preferred stock and certain shares of Radionetics common stock held by other investors were cancelled.

The August 2023 Radionetics Transaction was a VIE reconsideration event. The Company determined that Radionetics continues to be a VIE due to Radionetics having insufficient equity to finance its activities without additional subordinated financial support. The Company also reevaluated whether it is the primary beneficiary of Radionetics and noted there were no changes to Radionetics’ key activities or the conclusion that the Company does not control any of these activities. The size of Radionetics’ board of directors was increased from four to six members. Crinetics, 5AM and Frazier are each entitled to appoint and replace, as needed, their board designee, the fourth member is Radionetics’ CEO, and the fifth and sixth members must be mutually agreed upon by the other four board members. All changes to board composition are subject to shareholder approval with common and preferred shareholders having equal votes. Radionetics’ management continues to be entirely separate from the Company and determined by the Radionetics’ board of directors. As the Company does not control any of Radionetics' key activities, it is not the primary beneficiary and does not consolidate the financial results of Radionetics. Accordingly, the Company continues to account for its investment in Radionetics under the equity method of accounting due to its ability to exercise significant influence.

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

The amendment to the Radionetics License in connection with the August 2023 Radionetics Transaction did not result in additional revenue at the time of modification and the sales-based milestones and royalty payments will only be recognized when the milestones or sales occur.

In December 2023, Radionetics completed a financing to sell additional shares of preferred stock to new and existing investors (the “December 2023 Radionetics Transaction”). The Company continues to maintain significant influence and accounts for its investment in Radionetics under the equity method of accounting. As a result of the December 2023 Radionetics Transaction, the Company experienced net dilution in its ownership of Radionetics from a 31% ownership stake in Radionetics common and preferred stock to a 26% combined ownership stake in Radionetics common and preferred stock. No gain was recorded upon dilution since cumulative losses that had been suspended exceeded the gain on dilution.

During the years ended December 31, 2023 and 2022, the Company recorded equity method losses of $5.2 million and $1.0 million, respectively, in the accompanying consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. As of December 31, 2023, the Company’s investment in Radionetics of $0.5 million is recorded as a long-term asset in the accompanying consolidated balance sheets.

Other Items

R. Scott Struthers, Ph.D., the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, in October 2021, Dr. Struthers received 1,000,000 shares of restricted common stock of Radionetics, which vest ratably over 36 months, subject to continued service, and Dr. Struthers receives a $50,000 annual retainer for his service as a board member of Radionetics.

As of December 31, 2023 and 2022, the Company had $0.1 million due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, the Company received reimbursements from Radionetics of $0.1 million, $0.4 million, and $0.6 million, respectively.

10. STOCKHOLDERS’ EQUITY

Stock Offerings

On April 12, 2021, the Company completed an underwritten public offering of 4,562,044 shares of its common stock at a price to the public of $16.44 per share. Proceeds from the offering were approximately $72.6 million, net of underwriting discounts and commissions and offering costs of $2.4 million.

On July 28, 2021, the Company entered into a stock purchase agreement for the private placement of 851,306 shares of its common stock at a price of $17.62 per share (the “Private Placement”), which shares were issued on July 30, 2021. Proceeds from the offering were approximately $15.0 million.

On October 21, 2021, the Company completed an underwritten public offering of 8,712,400 shares of its common stock at a price to the public of $19.80 per share. Proceeds from the offering were approximately $162.0 million, net of underwriting discounts and commissions and offering costs of $10.5 million.

On April 18, 2022, the Company completed an underwritten public offering of 5,625,563 shares of its common stock at a price to the public of $22.22 per share. Net proceeds from the offering were approximately $117.2 million, after underwriting discounts and commissions and estimated offering costs of approximately $7.8 million.

On September 15, 2023, the Company completed an underwritten public offering of 11,441,648 shares of its common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million.

Shelf Registration Statements and ATM Offering

On August 13, 2019, the Company entered into a Sales Agreement, as amended on August 12, 2022 (as amended, the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell up to $150 million of shares of its common stock through the Sales Agents (the “ATM Offering”).

During the year ended December 31, 2023, the Company issued 1,344,865 shares of common stock in the ATM Offering for net proceeds of approximately $40.6 million, after deducting commissions.

11. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan (described below) with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. No awards were granted under the 2021 Inducement Plan during the year ended December 31, 2021. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. In November 2023, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 7,500,000 shares. As of December 31, 2023, 2,300,511 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2023, 2,619,124 shares of common stock were available for future issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2024 an additional 3,408,761 shares became available for future issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of December 31, 2023, 1,591,597 shares of common stock were available for issuance under the ESPP.

The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2024, an additional 681,752 shares became available for future issuance under the ESPP.

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the year ended December 31, 2023 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term (in years)	(000’s)
Balance on December 31, 2022	9,757,329	$17.79
Granted	4,824,597	$20.67
Exercised	(1,282,603)	$15.66
Forfeited and expired	(672,199)	$20.56
Balance on December 31, 2023	12,627,124	$18.96	8.0	$209,884
Vested and expected to vest on December 31, 2023	12,627,124	$18.96	8.0	$209,884
Exercisable on December 31, 2023	5,255,484	$17.36	6.7	$95,731

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock at December 31, 2023 and the exercise price of stock options that had exercise prices below the closing price.

The aggregate intrinsic value of options exercised during 2023, 2022 and 2021 was $16.2 million, $5.9 million and $5.1 million, respectively.

The total fair value of options vested during 2023, 2022 and 2021 was $37.0 million, $23.0 million and $16.3 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the year ended December 31, 2023 was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding	Fair Value
Balance on December 31, 2022	290,311	$19.88
Granted	666,621	$19.62
Vested	(81,294)	$19.54
Forfeited	(62,004)	$19.77
Balance on December 31, 2023	813,634	$19.71

The weighted average grant date fair value for restricted stock units granted during 2022 was $19.91. No restricted stock units vested in 2022. There were no restricted stock units granted or vested in 2021.

Fair Value of Stock Awards

The Company estimates the fair value of all stock option grants and the ESPP using the Black-Scholes option pricing model and recognizes forfeitures as they occur.

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Year ended December 31,
	2023	2022	2021
Expected option term	6.0 years	6.1 years	6.0 years
Expected volatility	66%	88%	86%
Risk free interest rate	4.1%	2.8%	1.0%
Expected dividend yield	—%	—%	—%

The weighted-average fair value of stock options awarded during the years ended December 31, 2023, 2022 and 2021 was $13.09, $14.50 and $13.02 per share, respectively.

The following table summarizes the weighted average assumptions used to estimate the fair value of the ESPP awards for the periods presented below:

ESPP	Year ended December 31,
	2023	2022	2021
Expected term	1.1 years	1.3 years	1.6 years
Expected volatility	66%	87%	91%
Risk free interest rate	5.0%	4.1%	0.3%
Expected dividend yield	—%	—%	—%

The weighted-average fair value of awards under the ESPP during the years ended December 31, 2023, 2022 and 2021 was $11.49, $9.39 and $12.52 per share, respectively.

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected term - the expected term for stock options represents the period that the stock options are expected to be outstanding and has been estimated using the simplified method, due to limited historical exercise behavior. The expected term using the simplified method is an average of the contractual option term and its vesting period; the expected term for awards granted under the ESPP represents the term the awards are expected to be outstanding; (ii) Expected volatility - Beginning in 2023, the Company determined that the volatility of its own market-traded shares best represents the expected volatility based on available historical data and, therefore, the expected volatility assumption for stock-based awards granted during the year ended December 31, 2023 is based on the historical volatility of the Company's common stock. During 2022 and 2021, the expected volatility assumption was based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available. The Company computed the historical volatility data using the daily closing prices for the selected companies’ shares during the period equivalent to the expected term of the Company’s stock-based awards; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid dividends and has no present intention to do so in the future.

Restricted stock units are valued using the closing sale price of our common stock on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Included in research and development	$22,633	$15,078	$9,654
Included in general and administrative	18,304	13,190	7,698
Total stock-based compensation expense	$40,937	$28,268	$17,352

As of December 31, 2023, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $93.6 million, $12.2 million and $3.0 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.1 years, 3.0 years and 1.4 years, respectively.

12. INCOME TAXES

The Company is subject to taxation in the United States, various state jurisdictions and Australia; however, as it has operated at a loss since inception, it has not paid income taxes in any of the jurisdictions in which it has operated. At December 31, 2023, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $311.3 million, $228.6 million and $1.7 million, respectively. The federal loss carryforwards generated after 2017 of $305.0 million will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2035, unless previously utilized. $0.8 million of the state loss carryforwards will carryforward indefinitely. The other state loss carryforwards begin expiring in 2035, unless previously utilized. The Company's foreign loss carryforwards do not expire. The Company also has federal and California R&D credit carryforwards and federal Orphan Drug Credits totaling $16.3 million, $9.5 million, and $20.5 million, respectively. The federal R&D credits begin to expire in 2030, unless previously utilized, while the state credits do not expire. The federal Orphan Drug credit carryforwards will begin to expire in 2040, unless previously utilized.

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

The Company’s federal income tax returns from 2020 forward, state income tax returns from 2019 forward, and its Australian tax returns beginning in 2021 are subject to examination by tax authorities; however, the Company's tax attribute carryforwards such as NOLs and R&D credits generated in closed tax years remain subject to adjustment by the taxing authorities until the future tax years in which those attributes are utilized are closed to statute. No such audits are underway.

Deferred tax assets and liabilities

Net deferred tax assets are comprised of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$81,828	$69,044
Capitalized research expenses	43,509	22,123
R&D and other tax credits	37,663	22,210
Stock-based compensation	12,207	8,168
Lease liabilities	10,889	648
Accrued expenses and other, net	5,350	4,208
Equity method investment	3,230	—
Total deferred tax assets	194,676	126,401
Deferred tax liabilities:
Right-of use assets	(9,799)	(313)
Equity method investment	—	(140)
Net of deferred tax liabilities	(9,799)	(453)
Less: valuation allowance	(184,877)	(125,948)
Net deferred tax assets	$—	$—

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

Income tax benefit

For the three years in the period ended December 31, 2023, domestic and foreign pre-tax loss were (in thousands):

	Year ended December 31,
	2023	2022	2021
Loss before income taxes - Domestic	$(214,027)	$(163,175)	$(107,723)
Income (loss) before income taxes - Foreign	(502)	(743)	82
Loss before income taxes - Consolidated	$(214,529)	$(163,918)	$(107,641)

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations for the three years in the period ended December 31, 2023 is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Expected income tax benefit at federal statutory rate	$(45,051)	$(34,423)	$(22,605)
State income tax benefit, net of federal benefit	(797)	(128)	(7,083)
Tax effect of
Change in valuation allowance	59,951	39,733	34,495
R&D credit	(18,179)	(10,918)	(7,117)
Stock-based compensation	1,241	781	1,196
Australian tax incentive	35	266	27
State rate change	44	3,243	(8)
Uncertain tax positions	2,691	—	—
Other	65	1,446	1,095
Provision for income taxes	$—	$—	$—

Changes to the Company’s unrecognized tax benefits are summarized in the following table (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$4,110	$1,553	$1,092
Increase (decrease) for prior year tax positions	188	837	(34)
Increase (decrease) for current year tax positions	2,648	1,720	495
Ending balance	$6,946	$4,110	$1,553

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would not have any effect on the Company’s effective tax rate. The Company does not foresee any material changes to its unrecognized tax benefits within the next twelve months. There have been no decreases in unrecognized tax benefits due to settlements or expiration of statute of limitations for the assessment of taxes during the years ended December 31, 2023, 2022 and 2021.

The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2023 or December 31, 2022, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 as the unrecognized tax benefits relate to tax positions for which no cash tax liability has been reduced.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our income tax provision for the year ended December 31, 2023, 2022, and 2021.

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

13. EMPLOYEE SAVINGS PLAN

The Company has a defined contribution 401(k) benefit plan (the “401(k) Plan”) for all eligible employees, effective May 1, 2016. The plan permits participants to contribute up to the amount allowable under federal limits of annual pre-tax compensation to the 401(k) Plan. Discretionary matching contributions to the 401(k) Plan are permitted in an amount equal to 50% of the first 6% of the employee’s taxable income up to a maximum of $3,000 per year. The Company accrued approximately $0.7 million, $0.5 million, and $0.3 million for matching contributions for the years ended December 31, 2023, 2022 and 2021, respectively.

14. SUBSEQUENT EVENTS

Subsequent to December 31, 2023 and through February 28, 2024, the Company issued 1,223,775 shares of common stock in the ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions.

On February 27, 2024, the Company entered into a stock purchase agreement with certain investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of 8,333,334 shares of its common stock at a price of $42.00 per share for aggregate gross proceeds of approximately $350 million, before deducting offering expenses payable by the Company (the “Private Placement”). The Private Placement is expected to close on March 1, 2024, subject to customary closing conditions. On February 27, 2024, the Company also entered into a registration rights agreement with the Purchasers, pursuant to which the Company agreed to register for resale the shares sold to the Purchasers in the Private Placement on the terms set forth therein.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	7/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	12/12/2023	3.1
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	7/09/2018	4.1
4.2	Description of Registered Securities	10-K	3/30/2021	4.3
10.1#	Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1/A	7/09/2018	10.1
10.2#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1	6/22/2018	10.2
10.3#	Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.3
10.4#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.4
10.5#	Form of restricted stock unit agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	10-K	3/30/2022	10.5
10.6#	Crinetics Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan and offering document thereunder	S-1/A	7/09/2018	10.5
10.7#	Amended and Restated Employment Agreement, effective as of May 25, 2018, by and between R. Scott Struthers and the Registrant	S-1	6/22/2018	10.6
10.8#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Marc J.S. Wilson and the Registrant	S-1	6/22/2018	10.7
10.9#	Employment Agreement, effective as of June 15, 2018, by and between Alan Krasner, M.D. and the Registrant	S-1/A	7/09/2018	10.8
10.10#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Ajay Madan and the Registrant	10-Q	8/07/2020	10.1
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/09/2018	10.9
10.12	Lease Agreement, dated as of February 21, 2018, by and between 6262 Lusk Investors LLC and the Registrant, as amended	S-1	6/22/2018	10.9
10.13†	Lease Agreement, dated as of September 9, 2022, by and between San Diego 1 LLC and the Registrant	10-Q	11/14/2022	10.1
10.14	First Amendment to Lease, dated December 8, 2023, to the Lease Agreement, dated as of September 9, 2022, by and between San Diego 1 LLC and the Registrant				X
10.15#	Amended and Restated Non-Employee Director Compensation Program	10-Q	5/09/2023	10.2
10.16	Sales Agreement, dated August 13, 2019, among the Company, SVB Leerink LLC and Cantor Fitzgerald & Co.	S-3	8/13/2019	1.2
10.17#	Stock Purchase Agreement, dated July 28, 2021, by and among the Company and the Purchaser named therein	8-K	7/29/2021	99.1
10.18#	Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan and Form of Stock Option Agreement thereunder	8-K	12/23/2021	10.1
10.19#	Amendment to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-Q	11/14/2022	10.3

10.20#	Amendment No. 2 to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-K	2/28/2023	10.19
	Amendment No. 3 to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-Q	11/7/2023	10.1
10.21#	Form of restricted stock unit agreement under Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-K	3/30/2022	10.17
10.22#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Stephen Betz and the Registrant	10-K	3/30/2022	10.18
10.23#	Employment Agreement, effective as of September 13, 2021, by and between Jeff Knight and the Registrant	10-K	3/30/2022	10.19
10.24#	Employment Agreement, effective as of February 16, 2022, by and between James Hassard and the Registrant	10-K	3/30/2022	10.20
10.25#	Employment Agreement, effective as of September 30, 2022, by and between Dana Pizzuti and the Registrant	10-Q	11/14/2022	10.2
10.26#	Consulting Agreement, dated as of April 1, 2022, by and between Ajay Madan and the Registrant	10-Q	5/12/2022	10.3
10.27†	License Agreement, dated as of February 25, 2022, by and between Sanwa Kagaku Kenkyusho Co., Ltd. and the Registrant	10-Q	5/12/2022	10.2
19	Insider Trading Compliance Policy				X
21.1	List of Subsidiaries of the Registrant	S-1	6/22/2018	21.1
23.1	Consent of BDO USA, P.C., independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97#	Clawback Policy				X
101.INS	INLINE XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags				X
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				X
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Crinetics Pharmaceuticals, Inc.

Date: February 28, 2024	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Scott Struthers, Ph.D.	President, Chief Executive Officer and Director	February 28, 2024
R. Scott Struthers, Ph.D.	(principal executive officer)

/s/ Marc J.S. Wilson	Chief Financial Officer	February 28, 2024
Marc J.S. Wilson	(principal financial and accounting officer)

/s/ Wendell Wierenga, Ph.D.	Chairman of the Board of Directors	February 28, 2024
Wendell Wierenga, Ph.D.

/s/ Camille Bedrosian, M.D.	Director	February 28, 2024
Camille Bedrosian, M.D.

/s/ Caren Deardorf	Director	February 28, 2024
Caren Deardorf

/s/ Matthew K. Fust	Director	February 28, 2024
Matthew K. Fust

/s/ Weston Nichols, Ph.D.	Director	February 28, 2024
Weston Nichols, Ph.D.

/s/ Stephanie Okey	Director	February 28, 2024
Stephanie Okey

/s/ Rogério Vivaldi Coelho, M.D.	Director	February 28, 2024
Rogério Vivaldi Coelho, M.D.