Form 10-Q
period 2024-03-31
Crinetics Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38583

Crinetics Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3744114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6055 Lusk Boulevard, San Diego, California	92121
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (858) 450-6464

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CRNX	Nasdaq Global Select Market

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

As of May 6, 2024, the registrant had 78,859,510 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$395,924	$54,897
Investment securities	505,037	503,658
Prepaid expenses and other current assets	16,267	15,598
Total current assets	917,228	574,153
Property and equipment, net	11,865	10,881
Operating lease right-of-use assets	45,760	46,549
Investment in Radionetics	—	470
Restricted cash	1,300	1,300
Other assets	2,000	2,000
Total assets	$978,153	$635,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,683	$23,196
Accrued compensation and related expenses	14,829	14,517
Deferred revenue	2,463	2,056
Operating lease liabilities	5,792	4,173
Total current liabilities	51,767	43,942
Operating lease liabilities, non-current	46,712	47,555
Deferred revenue, non-current	4,741	4,750
Total liabilities	103,220	96,247
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at March 31, 2024 or December 31, 2023	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 78,539 shares issued and outstanding at March 31, 2024; 68,175 shares issued and outstanding at December 31, 2023	1,595,415	1,191,831
Accumulated other comprehensive loss	150	977
Accumulated deficit	(720,632)	(653,702)
Total stockholders’ equity	874,933	539,106
Total liabilities and stockholders’ equity	$978,153	$635,353

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2024	2023
Revenues	$640	$2,679
Operating expenses:
Research and development	53,341	38,468
General and administrative	20,828	12,189
Total operating expenses	74,169	50,657
Loss from operations	(73,529)	(47,978)
Other income (expense):
Interest income	7,320	2,038
Other expense, net	(251)	(55)
Total other income, net	7,069	1,983
Loss before equity method investment	(66,460)	(45,995)
Loss on equity method investment	(470)	—
Net loss	$(66,930)	$(45,995)
Net loss per share:
Net loss per share - basic and diluted	$(0.93)	$(0.85)
Weighted average shares - basic and diluted	72,289	53,908
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$(827)	$1,417
Comprehensive loss	$(67,757)	$(44,578)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (loss)	Deficit	Equity
Balance at January 1, 2024	68,175	$1,191,831	$977	$(653,702)	$539,106
Issuance of common stock, net of $15,810 of transaction costs	9,557	378,890	—	—	378,890
Exercise of stock options	605	11,240	—	—	11,240
Issuance of common stock upon vesting of restricted stock units	202	—	—	—	—
Stock-based compensation	—	13,454	—	—	13,454
Comprehensive loss	—	—	(827)	—	(827)
Net loss	—	—	—	(66,930)	(66,930)
Balance at March 31, 2024	78,539	$1,595,415	$150	$(720,632)	$874,933

Balance at January 1, 2023	53,877	$759,432	$(3,931)	$(439,173)	316,328
Exercise of stock options	32	484	—	—	484
Issuance of common stock upon vesting of restricted stock units	81	—	—	—	—
Stock-based compensation	—	8,096	—	—	8,096
Comprehensive income	—	—	1,417	—	1,417
Net loss	—	—	—	(45,995)	(45,995)
Balance at March 31, 2023	53,990	$768,012	$(2,514)	$(485,168)	$280,330

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2024	2023
Operating activities:
Net loss	$(66,930)	$(45,995)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	13,454	8,096
Depreciation and amortization	474	283
Noncash lease expense	789	115
Accretion of purchase discounts and amortization of premiums on investment securities, net	(3,847)	(530)
Loss on disposal of property and equipment	42	—
Loss on equity method investment	470	—
Noncash license revenues	—	(2,000)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	212	1,516
Accounts payable and accrued expenses, compensation and related expenses	1,306	(1,345)
Deferred revenue	398	(605)
Operating lease liabilities	776	(253)
Net cash used in operating activities	(52,856)	(40,718)
Investing activities:
Purchases of investment securities	(99,741)	(22,671)
Maturities of investment securities	101,382	71,442
Purchases of property and equipment	(1,332)	(16)
Net cash provided by investing activities	309	48,755
Financing activities:
Proceeds from issuance of common stock, net of $15,810 transaction costs	383,215	—
Proceeds from exercise of stock options	10,359	484
Net cash provided by financing activities	393,574	484
Net change in cash, cash equivalents and restricted cash	341,027	8,521
Cash, cash equivalents and restricted cash at beginning of period	56,197	33,973
Cash, cash equivalents and restricted cash at end of period	$397,224	$42,494
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$395,924	$41,193
Restricted cash	1,300	1,301
Cash, cash equivalents and restricted cash at end of period	$397,224	$42,494
Noncash investing and financing activities:
Accrued financing costs	$4,325	$—
Stock options exercised receivable	$881	$—
Amounts accrued for purchases of property and equipment	$168	$33
Private company shares received under licensing arrangement	$—	$2,000

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations and cash flows for the three months ended March 31, 2024 and 2023 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2024. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Principles of Consolidation and Foreign Currency Transactions

The condensed consolidated financial statements include the accounts of the Company and CAPL. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of both the Company and CAPL is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), in the condensed consolidated statements of operations and comprehensive loss and were not material for all periods presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development, and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $720.6 million as of March 31, 2024.

As of March 31, 2024, the Company had $901.0 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	As of March 31,
	2024	2023
Stock options	14,457	11,537
Restricted stock units	1,478	806
Employee stock purchase plan	292	276
Total	16,227	12,619

Recent Accounting Pronouncements

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“Topic 280”), which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$297,260	$134	$(109)	$297,285
Agency obligations	12,702	2	(4)	12,700
Certificates of deposit	2,450	—	(7)	2,443
Corporate debt securities	192,474	258	(123)	192,609
Total	$504,886	$394	$(243)	$505,037

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$279,577	$731	$(99)	$280,209
Agency obligations	21,271	16	(17)	21,270
Certificates of deposit	2,450	2	(12)	2,440
Corporate debt securities	196,399	526	(170)	196,755
Commercial paper	2,984	—	—	2,984
Total	$502,681	$1,275	$(298)	$503,658

As of March 31, 2024 and December 31, 2023, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$458,986	$459,136	$414,031	$414,406
Due after one year through five years	45,900	45,901	88,650	89,252
Total	$504,886	$505,037	$502,681	$503,658

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$109,356	$(86)	$7,456	$(23)	$116,812	$(109)
Agency obligations	7,699	(4)	—	—	7,699	(4)
Certificates of deposit	—	—	1,463	(7)	1,463	(7)
Corporate debt securities	69,062	(99)	10,209	(24)	79,271	(123)
Total	$186,117	$(189)	$19,128	$(54)	$205,245	$(243)

	As of December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$10,400	$(11)	$12,374	$(88)	$22,774	$(99)
Agency obligations	8,170	(3)	5,484	(14)	13,654	(17)
Certificates of deposit	244	(1)	1,213	(11)	1,457	(12)
Corporate debt securities	3,595	—	32,612	(170)	36,207	(170)
Total	$22,409	$(15)	$51,683	$(283)	$74,092	$(298)

The Company reviewed its investment holdings as of March 31, 2024 and December 31, 2023 and determined that the decline in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses as of March 31, 2024 and December 31, 2023.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government obligations	$297,284	$—	$—	$297,284
Agency obligations	—	12,701	—	12,701
Certificates of deposit	—	2,443	—	2,443
Corporate debt securities	—	192,609	—	192,609
Total assets measured at fair value	$297,284	$207,753	$—	$505,037

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government obligations	$280,209	$—	$—	$280,209
Agency obligations	—	21,270	—	21,270
Certificates of deposit	—	2,440	—	2,440
Corporate debt securities	—	196,755	—	196,755
Commercial paper	—	2,984	—	2,984
Total assets measured at fair value	$280,209	$223,449	$—	$503,658

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2024 and 2023.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid clinical costs	$2,358	$2,574
Prepaid research and development costs	444	1,238
Australian tax incentive receivable	711	747
Prepaid insurance	469	857
Interest receivable	3,173	3,051
Due from Radionetics (Note 11)	114	90
Landlord improvements receivable	4,561	5,210
Receivable for common stock issued	881	253
Other	3,556	1,578
Total	$16,267	$15,598

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$10,373	$9,837
Lab equipment	4,936	4,253
Office equipment	2,009	1,854
Computers and software	25	5
Property and equipment at cost	17,343	15,949
Less accumulated depreciation and amortization	(5,478)	(5,068)
Total	$11,865	$10,881

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$10,756	$6,548
Accrued clinical trial costs	5,717	5,527
Accrued research and development costs	4,245	2,312
Accrued outside services and professional fees	4,550	1,726
Accrued landlord improvements	2,926	3,816
Other accrued expenses	489	3,267
Total	$28,683	$23,196

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

In December 2023, the Company entered into a lease amendment to the 2022 Lease that moved the initial payment date and start of the hundred thirty-seventh month from September 2023 to November 2023. The amendment was a modification that did not result in a new contract as the modification did not provide the Company additional right-of-use assets. As a result, the Company recorded a $0.7 million reduction to right-of-use assets and lease liabilities in the accompanying condensed consolidated balance sheets.

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

As of March 31, 2024, the Company's future minimum payments under non-cancellable operating lease, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2024 (nine months)	$4,173
2025	7,468
2026	6,795
2027	6,999
2028	7,209
Thereafter	50,975
Total future minimum lease payments	83,619
Less imputed interest	(31,115)
Total operating lease liabilities	52,504
Less operating lease liabilities, current	(5,792)
Operating lease liabilities, non-current	$46,712

Operating lease cost was $2.0 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company’s weighted average remaining term was 10.8 years and 11.1 years, respectively. As of March 31, 2024 and December 31, 2023, the Company’s weighted-average discount rate was 8.6% and 8.6%, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

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

In exchange, the Company received a $13.0 million nonrefundable, upfront payment and will be eligible to receive up to an additional $25.5 million in milestone payments related to the achievement of certain development, regulatory and commercial goals. In addition, upon market approval of paltusotine in Japan, the Company will be eligible to receive certain sales-based royalties. Initially, the Company determined that the transaction price amounted to the upfront payment of $13.0 million.

During the three months ended March 31, 2024, the Company achieved a $1.0 million milestone for the first indication of the development milestones. As of March 31, 2024, the Company updated its estimated transaction price to $14.0 million and recorded a cumulative catch-up adjustment of $0.4 million during the three months ended March 31, 2024. As there have been no sales to date, no sales-based milestones or royalties were recognized to date. Further, using the most-likely-method, the other developmental milestone payments continued to be considered fully constrained.

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

Deferred revenue consisted of the following (in thousands):

	Three months ended March 31,
	2024	2023
Deferred revenues at beginning of period	$6,806	$8,341
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	576	—
Revenue recognized that was included in deferred revenues as of the beginning of the period	(178)	(605)
Balance at end of period	7,204	7,736
Less deferred revenue, current	(2,463)	(2,121)
Deferred revenue, non-current	$4,741	$5,615

During the three months ended March 31, 2024 and 2023, $0.6 million and $0.6 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for the completion of certain studies and trials under the Sanwa License. During the three months ended March 31, 2024, the Company recognized $38,000 of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. No significant supply purchases made by Sanwa through the Sanwa Clinical Supply Agreement during the three months ended March 31, 2024 or during the three months ended March 31, 2023.

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

During the three months ended March 31, 2024, the Company did not recognize any revenues from the Loyal License. During the three months ended March 31, 2023, the Company recognized $2.1 million of revenues from the Loyal License in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in other assets in the accompanying condensed consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none.

9. STOCKHOLDERS’ EQUITY

Stock Offerings

On March 1, 2024, the Company completed a private placement offering of 8,333,334 shares of its common stock at a price of $42.00 per share. Net proceeds from the offering were approximately $335.5 million, after offering costs of approximately $14.5 million. On March 19, 2024, the Company registered for resale the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.

Shelf Registration Statements and ATM Offering

On August 13, 2019, the Company entered into a Sales Agreement (as amended to the date hereof, the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company may, from time to time, sell up to $150.0 million of shares of its common stock through the Sales Agents (the “ATM Offering”).

During the three months ended March 31, 2024, the Company issued 1,223,775 shares of common stock in the ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions.

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive

Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. In November 2023, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 7,500,000 shares. As of March 31, 2024, 2,143,854 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of March 31, 2024, 2,884,010 shares of common stock were available for future issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2024, an additional 3,408,761 shares became available for future issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2024, 2,273,349 shares of common stock were available for issuance under the ESPP.

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

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the three months ended March 31, 2024 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2023	12,627,124	$18.96
Granted	2,518,953	$43.06
Exercised	(605,083)	$18.57
Forfeited and expired	(84,255)	$19.31
Balance at March 31, 2024	14,456,739	$23.17	8.1	$341,736
Vested and expected to vest at March 31, 2024	14,456,739	$23.17	8.1	$341,736
Exercisable at March 31, 2024	5,376,802	$17.39	6.6	$158,183

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock on March 28, 2024, the last trading day of the quarter, and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $13.8 million and $0.1 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the three months ended March 31, 2024, was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding	Fair Value
Balance at December 31, 2023	813,634	$19.71
Granted	873,886	$43.51
Vested	(201,910)	$19.76
Forfeited	(8,052)	$19.64
Balance at March 31, 2024	1,477,558	$33.78

Fair Value of Stock Awards

The Company estimates the fair value of all stock option grants and the ESPP using the Black-Scholes option pricing model and recognizes forfeitures as they occur. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Three months ended March 31,
	2024	2023
Expected option term	6.0 years	6.0 years
Expected volatility	67%	67%
Risk free interest rate	4.2%	4.2%
Expected dividend yield	—%	—%

The weighted-average fair value of stock options awarded was $27.38 and $12.29 per share during the three months ended March 31, 2024 and 2023, respectively.

There were no ESPP awards during the three months ended March 31, 2024 and 2023.

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected term - the expected term for stock options represents the period that the stock options are expected to be outstanding and has been estimated using the simplified method, due to limited historical exercise behavior. The expected term using the simplified method is an average of the contractual option term and its vesting period; the expected term for awards granted under the ESPP represents the term the awards are expected to be outstanding; (ii) Expected volatility - the expected volatility assumption is based on the historical volatility of the Company's common stock; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid dividends and has no present intention to do so in the future.

Restricted stock units are valued using the closing price of our common stock on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Included in research and development	$7,565	$4,678
Included in general and administrative	5,889	3,418
Total stock-based compensation expense	$13,454	$8,096

As of March 31, 2024, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $150.4 million, $48.2 million and $2.6 million, respectively, which is expected to be recognized over a remaining weighted-average period of 2.2 years, 3.5 years and 1.2 years, respectively.

11. INVESTMENT IN RADIONETICS

Investment in Radionetics

In October 2021, the Company entered into a Collaboration and License Agreement with Radionetics (the "Radionetics License"), in which the Company granted Radionetics an exclusive worldwide license to its technology for the development of radiotherapeutics and related radio-imaging agents in exchange for 50,500,000 shares of common stock of Radionetics, which represented an initial majority stake in Radionetics of 64%, and a warrant (the "Radionetics Warrant") to purchase the greater of 3,407,285 additional shares of Radionetics common stock or the number of additional shares of Radionetics common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics.

Radionetics is a variable interest entity ("VIE") due to having insufficient equity to finance its activities without additional subordinated financial support. The Company evaluated whether it is the primary beneficiary of Radionetics by evaluating Radionetics’ key activities: (1) conducting research and development, (2) making financing decisions, and (3) determining the strategic direction of Radionetics. Decisions about research and development activities are made by unanimous vote of members of the research and development committee, in which no individual party has unilateral decision making power. Decisions about financing and strategic direction rest with Radionetics’ board of directors, and no party was determined to be in control, given the Radionetics board of directors was comprised of three members for which each of Crinetics, 5AM Ventures ("5AM") and Frazier Healthcare Partners ("Frazier") were entitled to appoint and replace, as needed, their board designee, and a fourth member mutually agreed upon by the other three board members. Radionetics’ management was separate from the Company and was determined by Radionetics’ board of directors. As the Company did not control any of Radionetics' key activities, it was not the primary beneficiary of the VIE and did not consolidate the financial results of Radionetics.

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

In August 2023, Radionetics completed a refinancing that included a number of transactions that were negotiated by the Company as a package (the “August 2023 Radionetics Transaction”). In connection with the August 2023 Radionetics Transaction, (1) the Company exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share, (2) the Company exchanged 32,344,371 shares of Radionetics common stock for Radionetics preferred stock on a one-for-one basis, (3) the Company invested $5.0 million to purchase 14,404,656 shares of preferred stock in Radionetics along with other new and existing investors who participated in the financing, and (4) the Company and Radionetics agreed to amend the Radionetics License to include additional sales milestones of up to $15 million. Radionetics’ convertible notes held by other investors were also converted to Radionetics preferred stock and certain Radionetics common shares held by other investors were cancelled in connection with the August 2023 Radionetics Transaction.

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

In connection with the August 2023 Radionetics Transaction, the Company exercised the Radionetics Warrant, which had a fair value of $0.7 million, and purchased $5.0 million of preferred stock. These transactions resulted in a $5.7 million increase in the Company’s investment in Radionetics. As a result of the August 2023 Radionetics Transaction, the Company experienced net dilution in its ownership of Radionetics from a 55% ownership stake in Radionetics common stock to a 31% combined ownership stake in Radionetics common and preferred stock. No gain was recorded upon dilution since cumulative losses that had been suspended exceeded the gain on dilution. Additionally, in December 2023, Radionetics completed a financing to sell additional shares of preferred stock to other investors. As of March 31, 2024, we have an approximately 26% ownership stake in Radionetics consisting of common and preferred stock.

During the three months ended March 31, 2024 and 2023, the Company recorded equity method losses of $0.5 million and zero, respectively, in the accompanying condensed consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. As of March 31, 2024 the Company's investment in Radionetics was written down to zero. As of December 31, 2023, the Company’s investment in Radionetics of $0.5 million is recorded as a long-term asset in the accompanying condensed consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Company had $0.1 million due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company received reimbursements from Radionetics of $31,000 and $13,000 for the three months ended March 31, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine, which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors, or NETs, and CRN04894, which is in clinical development for congenital adrenal hyperplasia, or CAH, and Cushing’s disease. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build a premier, fully integrated endocrine-focused pharmaceutical company that consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of oral nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and carcinoid syndrome associated with NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. We estimate that approximately 27,000 people in the United States suffer from acromegaly, and depending on surgical success, we estimate that approximately 11,000 are candidates for chronic pharmacological intervention, of which somatostatin peptide analogs are the primary pharmacotherapy. Carcinoid syndrome occurs when NETs, which originate from neuroendocrine cells commonly found in the gut, lung or pancreas, secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. NETs are present in approximately 175,000 adults in the United States. Of these, it is estimated that approximately 33,000 patients have carcinoid syndrome. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care as detailed in National Comprehensive Cancer Network guidelines. In 2023, branded injected somatostatin peptide drugs accounted for approximately $2.5 billion in global sales for the treatment of acromegaly, NETs, and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly or carcinoid syndrome patients. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation for paltusotine for the treatment of acromegaly.

To date, our clinical trials have shown that paltusotine was generally well tolerated among healthy adults and patients with both acromegaly and carcinoid syndrome.

Our Phase 3 development program for paltusotine in acromegaly consisted of two placebo-controlled clinical trials, PATHFNDR-1 and PATHFNDR-2. The PATHFNDR-1 trial was designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who had been on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). We also conducted a second study, the PATHFNDR-2 trial, which was designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients with elevated IGF-1 levels. The primary endpoint of both PATHFNDR studies was the proportion of patients with IGF-1 ≤ 1.0 ×ULN at the end of the treatment period on paltusotine as compared to placebo.

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

In March 2024, we reported positive topline results from the PATHFNDR-2 study. The study met statistical significance (p<0.0001) on the primary endpoint, based on the proportion of participants on paltusotine (56%) who achieved an IGF-1 level ≤ 1.0 xULN compared to those taking placebo (5%). All secondary endpoints also met statistical significance. In PATHFNDR-2, paltusotine was generally well-tolerated and no serious adverse events were reported in participants treated with paltusotine.

The open label extension phases of the PATHFNDR trials are ongoing.

We believe that the results of the two trials could support global marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies. We plan to seek regulatory approval for paltusotine for the treatment of acromegaly in the United States with an anticipated submission of a New Drug Application to the FDA in the second half of 2024 with the potential for approval in 2025.

In March 2024, we reported positive topline results from our randomized, open-label, parallel group, multi-center Phase 2 study to assess safety, tolerability, pharmacokinetics, and efficacy of paltusotine in people living with carcinoid syndrome. A total of 36 participants were randomized to receive either 40 mg (n=18) or 80 mg (n=18) of paltusotine for 8 weeks, with the ability to adjust dose based on tolerability or inadequate control of symptoms during the first four weeks of treatment. Results demonstrated that administration of paltusotine resulted in rapid and sustained reductions in bowel movement frequency and flushing episodes. Paltusotine was generally well-tolerated with a safety profile consistent with prior clinical studies, with no treatment-related severe or serious adverse events.

We plan to engage with the FDA to align on a Phase 3 study design and have begun preparations to enable the initiation of a Phase 3 program by the end of 2024.

CRN04894 (ACTH Antagonist)

CRN04894 is our investigational, oral, nonpeptide product candidate designed to antagonize the adrenocorticotrophic hormone, or ACTH, receptor, intended for the treatment of diseases caused by excess ACTH, including CAH and Cushing’s disease. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a breakdown of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. Based on genetic incidence rates, there are an estimated 27,000 patients with classic CAH and over 11,000 patients with Cushing’s disease in the United States. Of the patients with CAH and Cushing’s disease, we estimate that 17,000 and 5,000 patients, respectively, are potential candidates for treatment with CRN04894.

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

We are conducting a Phase 2 study of CRN04894 in CAH patients. This open-label study is designed to evaluate the safety, efficacy, and pharmacokinetics of different doses of CRN04894. In addition, biomarkers, including serum androstenedione and 17 hydroxyprogesterone, will be measured as we seek to evaluate the potential efficacy of CRN04894. Initial data from a subset of patients in this Phase 2 study is expected in the second quarter of 2024.

We are also conducting a clinical trial of CRN04894 in patients with Cushing’s disease. We entered into a Clinical Trial Agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose trial of CRN04894 in ACTH dependent Cushing’s Syndrome, or ADCS. ADCS includes patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS. This open-label study is designed to evaluate safety, tolerability, and pharmacokinetics of different doses of CRN04894 in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. The study is ongoing, and initial data from a subset of patients is expected from the study in the second quarter of 2024.

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

Thyroid Stimulating Hormone Receptor Antagonist

We are developing thyroid-stimulating hormone receptor, or TSHR, antagonists for the treatment of Graves’ disease and Thyroid Eye Disease, or TED, or Grave’s orbitopathy. Graves’ disease is an autoimmune condition that affects approximately 1 in 100 people in the United States and 2-3% of the population worldwide. It is characterized by the production of autoantibodies against TSHR, and the pathology of Graves’ disease is driven by these TSHR stimulatory antibodies, or TSAb, that result in heightened activation of TSHR. This overstimulation results in hyperthyroidism due to excessive production of thyroid hormones. Approximately 30% of Graves’ disease patients also develop TED due to overactivation of TSHR in orbital fibroblasts leading to excessive production of hyaluronic acid, adipogenesis, cytokine production, and fibrosis. This causes a constellation of debilitating symptoms including pain, swelling, blurry vision, diplopia, and proptosis. Several long-standing treatments for Graves’ hyperthyroidism are available including anti-thyroid drugs, radioactive iodine, or RAI, and surgery. RAI and surgery are definitive treatments for Graves’ hyperthyroidism, but often result in hypothyroidism. In addition, none of the current treatments for Graves’ hyperthyroidism are effective in treating TED and, in some cases, such as with RAI, the treatments worsen the condition. Blocking TSHR activation directly via a TSHR antagonist may provide an important new therapeutic mechanism to treat patients with Graves’ disease that would effectively treat both the hyperthyroidism and TED. We have identified investigational, orally available nonpeptide TSHR antagonists that demonstrate activity in preclinical models and possess good drug-like properties. We are evaluating a subset of molecules to identify potential development candidates that we believe will be suitable for evaluation in human clinical trials, and we expect to select a development candidate in 2024.

Research Discovery

Patients with many other debilitating endocrine diseases and endocrine related tumors await new therapeutic options, and we continuously evaluate and prioritize where to deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional unmet medical needs. In addition to our programs for hyperparathyroidism, ADPKD, and Graves’ Disease (including TED), we are evaluating potential product candidates for metabolic diseases (including diabetes and obesity), and GPCR-targeted oncology indications. All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. We do not have any royalty obligations and have retained worldwide rights to commercialize our product candidates, except with respect to the exclusive right to develop and commercialize paltusotine in Japan pursuant to the Sanwa License (as defined below), the exclusive right to our radiotherapeutics technology pursuant to the Radionetics License (as defined below), and the exclusive right to develop and commercialize CRN01941, a separate SST2 agonist licensed to Cellular Longevity Inc., doing business as Loyal, for veterinary use, or the Loyal License.

Radionetics Oncology, Inc.

We formed Radionetics Oncology, Inc., or Radionetics, in October 2021. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, granting Radionetics an exclusive world-wide license to our technology for the development of radiotherapeutics and related radio-imaging agents in exchange for an equity stake in Radionetics, a warrant, or the Radionetics Warrant to purchase additional shares of common stock of Radionetics, potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. In August 2023, we exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share and invested $5.0 million to purchase 14,404,656 shares of preferred stock in Radionetics along with new and existing investors who participated in the transaction. Subsequent to the Radionetics Warrant exercise, we exchanged 60% of our total number of outstanding shares of Radionetics common stock for 32,344,371 shares of Radionetics preferred stock on a one-for-one basis. Additionally, in August 2023, the Radionetics License was amended to include additional sales milestones of up to $15.0 million. Following the amendment to the Radionetics License, we are eligible to receive total potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. In December 2023, Radionetics also completed a financing to sell additional shares of preferred stock to other investors. As of March 31, 2024, we have an approximately 26% ownership stake in Radionetics consisting of common and preferred stock.

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

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of our preferred stock, and sales of our common stock. As of March 31, 2024, we had unrestricted cash, cash equivalents, and investment securities of $901.0 million. During the quarter ended March 31, 2024, the Company issued 1,223,775 shares of common stock in the ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions. On February 27, 2024, the Company entered into a stock purchase agreement with certain investors named therein, or the Purchasers, pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of 8,333,334 shares of its common stock at a price of $42.00 per share for aggregate gross proceeds of approximately $350.0 million, before deducting offering expenses payable by the Company (the “Private Placement”). The Private Placement closed on March 1, 2024. On March 19, 2024, the Company registered for resale the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.

We have incurred cumulative net losses since our inception and, as of March 31, 2024, we had an accumulated deficit of $720.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Revenues

To date, our revenues have been mainly derived from research grant awards and licenses, including the Radionetics License, the Sanwa License, and the Loyal License. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of March 31, 2024. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we may never generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

License revenues

On March 24, 2023, we and Loyal entered into the Loyal License, pursuant to which we granted Loyal an exclusive license to develop and commercialize CRN01941, a somatostatin receptor type 2 agonist, for veterinary use. In February 2022, we and Sanwa entered into a license agreement, or the Sanwa License, pursuant to which Sanwa has the exclusive right to commercialize paltusotine in Japan.

License revenues for the quarter ended March 31, 2023 were primarily derived from the Sanwa License and the Loyal License.

License revenues for the quarter ended March 31, 2024 were primarily derived from the Sanwa License.

Clinical supply revenues

On June 14, 2022, we and Sanwa, entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby we are responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the three months ended March 31, 2024, we recognized $38,000 of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. No significant supply purchases were made by Sanwa through the Sanwa Clinical Supply Agreement during the three months ended March 31, 2024 or during the three months ended March 31, 2023.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three months ended March 31, 2024 and 2023 related to the research and development of paltusotine and CRN04894, and in the three months ended March 31, 2023, CRN04777. We deploy our personnel and facility related resources across all of our research and development activities.

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

Critical Accounting Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, stock-based compensation, and leases. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting estimates discussed therein.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,		Dollar
	2024	2023	Change
Revenues	$640	$2,679	$(2,039)
Operating expenses:
Research and development	53,341	38,468	14,873
General and administrative	20,828	12,189	8,639
Total operating expenses	74,169	50,657	23,512
Loss from operations	(73,529)	(47,978)	(25,551)
Other income, net	7,069	1,983	5,086
Loss before equity method investment	(66,460)	(45,995)	(20,465)
Loss on equity method investment	(470)	—	(470)
Net loss	$(66,930)	$(45,995)	$(20,935)

Revenues. Revenues during the three months ended March 31, 2024 relate to the Sanwa License. Revenues during the three months ended March 31, 2023 include approximately $2.1 million from the Loyal License which was entered into during the first quarter of 2023.

Research and development expenses. Research and development expenses were $53.3 million and $38.5 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $9.4 million, increased outside services and facilities costs of $3.8 million, and increased net spending on manufacturing and development activities of $1.4 million associated with our clinical and nonclinical programs.

The following table summarizes our primary external and internal research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,		Dollar
	2024	2023	Change
External research and development expenses:
Clinical trials	$10,389	$10,472	$(83)
Contract manufacturing	6,253	2,630	3,623
Preclinical studies	1,845	4,033	(2,188)
Outside services	5,220	3,101	2,119
Other external research and development	4	4	-
Total external research and development expenses	23,711	20,240	3,471
Internal expenses:
Payroll and benefits	18,427	11,887	6,540
Stock-based compensation	7,565	4,678	2,887
Facilities and related	2,557	873	1,684
Other internal research and development	1,081	790	291
Total internal research and development expenses	29,630	18,228	11,402
Total research and development expenses	$53,341	$38,468	$14,873

The following table summarizes our research and development expenses by program for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,		Dollar
	2024	2023	Change
Paltusotine	$12,952	$12,404	$548
CRN04894	3,932	2,140	1,792
CRN04777	537	3,085	(2,548)
Discovery	4,787	1,584	3,203
Payroll and benefits	18,427	11,887	6,540
Stock-based compensation	7,565	4,678	2,887
Other	5,141	2,690	2,451
Total research and development expenses	$53,341	$38,468	$14,873

Research and development expenses for our paltusotine program were $13.0 million and $12.4 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to increased spending on manufacturing activities of $2.2 million offset by a $2.0 million decrease in clinical and regulatory costs.

Research and development expenses for our CRN04894 program were $3.9 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to increased spending on clinical development activities of $1.4 million.

Research and development expenses for our CRN04777 program were $0.5 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due the clinical hold received from the FDA in November 2022 which delayed the advancement of CRN04777 prior to its discontinuation from clinical development.

Research and development expenses for our discovery programs were $4.8 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to an increase in outside services of $1.2 million and increased spending in manufacturing and lab supplies of $1.3 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $18.4 million and $11.9 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for stock-based compensation were $7.6 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $5.1 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to an increase in facilities expenditures of $1.6 million.

General and administrative expenses. General and administrative expenses were $20.8 million and $12.2 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $5.6 million.

Other income, net. Other income, net was $7.1 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to income generated by our investment securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had unrestricted cash, cash equivalents and investment securities of $901.0 million and an accumulated deficit of $720.6 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(52,856)	$(40,718)
Net cash provided by investing activities	309	48,755
Net cash provided by financing activities	393,574	484
Net change in cash, cash equivalents and restricted cash	$341,027	$8,521

Operating Activities. Net cash used in operating activities was $52.9 million and $40.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase in cash used in operations was primarily attributable to higher personnel costs. The net cash used in operating activities during the three months ended March 31, 2024 was primarily due to our net loss of $66.9 million adjusted for $11.4 million of noncash charges, primarily for stock-based compensation, and a $2.7 million change in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2023 was primarily due to our net loss of $46.0 million adjusted for $6.0 million of noncash charges, primarily for stock-based compensation, and a $0.7 million change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $0.3 million during the three months ended March 31, 2024, compared to a net inflow of funds of approximately $48.8 million during the three months ended March 31, 2023.

Financing activities. Net cash provided by financing activities was $393.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The net cash provided by financing activities during 2024 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options. The net cash provided by financing activities during 2023 resulted from proceeds received from the exercise of stock options.

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

In August 2019, we entered into a Sales Agreement, as subsequently amended in August 2022, or the Sales Agreement, with Leerink Partners LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we may, from time to time, sell up to $150.0 million of shares of our common stock through the Sales Agents, or the ATM Offering. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the year ended December 31, 2023, the Company issued 1,344,865 shares of common stock in the ATM Offering for net proceeds of approximately $40.6 million, after deducting commissions. During the three months ended March 31, 2024, the Company issued 1,223,775 shares of common stock in the ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions.

On September 15, 2023, we completed an underwritten public offering of 11,441,648 shares of our common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million.

On February 27, 2024, the Company entered into a stock purchase agreement with certain investors named therein, or the Purchasers, pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of 8,333,334 shares of its common stock at a price of $42.00 per share for aggregate gross proceeds of approximately $350.0 million, before deducting offering expenses payable by the Company, or the Private Placement. The Private Placement closed on March 1, 2024. On March 19, 2024, the Company registered the resale of the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.

Headquarters Lease

On September 9, 2022, we entered into a lease agreement for laboratory and office space in San Diego, California, or the 2022 Lease (see Note 6 to the condensed consolidated financial statements). On December 18, 2023, we moved our corporate headquarters to the new facility.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the condensed consolidated statements of operations and totaled ($186,000) and ($55,000) for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and 2023, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

Inflation Risk

Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs have adversely affected and may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some adverse effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

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

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 except as follows:

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Most recently, in February 2024, U.S. lawmakers have called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect our ability to commercialize our product candidates if approved, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems, infrastructure, and data to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of third parties and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), malicious code, cyberattacks, hacking, phishing attacks, deep fakes and other social engineering schemes, attacks enhanced or facilitated by artificial intelligence, theft, misconduct or misuse by personnel or third parties, human error, fraud, denial or degradation of service attacks, credential harvesting, supply-chain attacks, technological malfunctions or failures, software bugs, data and information loss, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Cyber threats may be generic, or they may be custom-crafted against our information systems. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or information security breaches due to operator error, malfeasance or other system disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals, including nation states and nation-state-supported actors, with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our personnel who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We and certain of our service providers are from time to time subject to cyberattacks and security incidents, including several of the types of attacks noted above. While no prior attacks or incidents have had a material impact on us, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. If a disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could also incur liability, including litigation exposure, penalties and fines, expose us to significant expenses, including remediation expenses, and cause significant harm to our reputation and business. Reputational harm resulting from a significant cyber incident may cause unquantifiable damage to our established goodwill. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. The cyber threat landscape is continually changing, and we cannot guarantee that we will be able to adapt and change our cyber program to manage and mitigate associated risks. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2024, the Company entered into a stock purchase agreement, or the Stock Purchase Agreement, with certain institutional accredited investors named therein, or the Purchasers, pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of 8,333,334 shares of its common stock at a price of $42.00 per share for aggregate gross proceeds of approximately $350 million, before deducting offering expenses payable by the Company, or the Private Placement. The Private Placement closed on March 1, 2024. Based in part upon the representations of the Purchasers in the Stock Purchase Agreement, the offering and sale of the shares in the Private Placement was made in reliance on the exemption afforded by Regulation D under the Securities Act and corresponding provisions of state securities or “blue sky” laws. On March 19, 2024, the Company registered the resale of the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On March 22, 2024, James Hassard, Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 30,000 shares of our common stock until March 21, 2025. On March 27, 2024, Jeff Knight, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 81,000 shares of our common stock until March 26, 2025. On March 28, 2024, Marc Wilson, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 126,185 shares of our common stock until March 31, 2025. None of our officers (as defined in Rule 16a–1(f)) or directors terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	12/12/2023
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
10.1#	Crinetics Pharmaceuticals, Inc. Excess Deferral Plan Adoption Agreement					X
10.2	Securities Purchase Agreement, dated February 27, 2024, by and among Crinetics Pharmaceuticals, Inc. and the persons party thereto.	8-K	001-38583	10.1	3/1/2024
10.3	Registration Rights Agreement, dated February 27, 2024, by and among Crinetics Pharmaceuticals, Inc. and the persons party thereto.	8-K	001-38583	10.2	3/1/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

# Indicates management contract or compensatory plan.

* Certain personal information has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

** The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Crinetics Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crinetics Pharmaceuticals, Inc.

Date: May 9, 2024	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2024	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)