Form 10-Q
period 2024-06-30
Crinetics Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 80,035,610 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$302,162	$54,897
Investment securities	560,791	503,658
Prepaid expenses and other current assets	11,823	15,598
Total current assets	874,776	574,153
Property and equipment, net	12,247	10,881
Operating lease right-of-use assets	45,010	46,549
Investment in Radionetics	—	470
Restricted cash	1,300	1,300
Other assets	2,202	2,000
Total assets	$935,535	$635,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,997	$23,196
Accrued compensation and related expenses	20,375	14,517
Deferred revenue	2,560	2,056
Operating lease liabilities	7,445	4,173
Total current liabilities	54,377	43,942
Operating lease liabilities, non-current	45,873	47,555
Deferred revenue, non-current	4,320	4,750
Other non-current liabilities	202	—
Total liabilities	104,772	96,247
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at June 30, 2024 or December 31, 2023	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 79,322 shares issued and outstanding at June 30, 2024; 68,175 shares issued and outstanding at December 31, 2023	1,625,640	1,191,831
Accumulated other comprehensive income (loss)	(190)	977
Accumulated deficit	(794,687)	(653,702)
Total stockholders’ equity	830,763	539,106
Total liabilities and stockholders’ equity	$935,535	$635,353

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$399	$988	$1,039	$3,667
Operating expenses:
Research and development	58,344	40,640	111,685	79,108
General and administrative	24,838	13,343	45,666	25,532
Total operating expenses	83,182	53,983	157,351	104,640
Loss from operations	(82,783)	(52,995)	(156,312)	(100,973)
Other income (expense):
Interest income	8,741	2,107	16,061	4,145
Other expense, net	(13)	(91)	(264)	(146)
Total other income, net	8,728	2,016	15,797	3,999
Loss before equity method investment	(74,055)	(50,979)	(140,515)	(96,974)
Loss on equity method investment	—	—	(470)	—
Net loss	$(74,055)	$(50,979)	$(140,985)	$(96,974)
Net loss per share:
Net loss per share - basic and diluted	$(0.94)	$(0.94)	$(1.86)	$(1.79)
Weighted average shares - basic and diluted	79,008	54,275	75,690	54,092
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$(340)	$809	$(1,167)	$2,226
Comprehensive loss	$(74,395)	$(50,170)	$(142,152)	$(94,748)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (loss)	Deficit	Equity
Balance at April 1, 2024	78,539	$1,595,415	$150	$(720,632)	$874,933
Exercise of stock options	626	9,244	—	—	9,244
Stock issued under Employee Stock Purchase Plan	115	2,027	—	—	2,027
Issuance of common stock upon vesting of restricted stock units	42	—	—	—	—
Stock-based compensation	—	18,940	—	—	18,940
Other	—	14	—	—	14
Comprehensive loss	—	—	(340)	—	(340)
Net loss	—	—	—	(74,055)	(74,055)
Balance at June 30, 2024	79,322	$1,625,640	$(190)	$(794,687)	$830,763

Balance at January 1, 2024	68,175	$1,191,831	$977	$(653,702)	$539,106
Issuance of common stock, net of $15,796 of transaction costs	9,557	378,904	—	—	378,904
Exercise of stock options	1,231	20,484	—	—	20,484
Stock issued under Employee Stock Purchase Plan	115	2,027	—	—	2,027
Issuance of common stock upon vesting of restricted stock units	244	—	—	—	—
Stock-based compensation	—	32,394	—	—	32,394
Comprehensive loss	—	—	(1,167)	—	(1,167)
Net loss	—	—	—	(140,985)	(140,985)
Balance at June 30, 2024	79,322	$1,625,640	$(190)	$(794,687)	$830,763

Balance on April 1, 2023	53,990	$768,012	$(2,514)	$(485,168)	$280,330
Exercise of stock options	94	1,348	—	—	1,348
Stock issued under Employee Stock Purchase Plan	75	1,123	—	—	1,123
Stock-based compensation	—	10,175	—	—	10,175
Issuance of common stock, net of $350 of transaction costs	523	11,310	—	—	11,310
Comprehensive income	—	—	809	—	809
Net loss	—	—	—	(50,979)	(50,979)
Balance on June 30, 2023	54,682	$791,968	$(1,705)	$(536,147)	$254,116

Balance on January 1, 2023	53,877	$759,432	$(3,931)	$(439,173)	$316,328
Exercise of stock options	126	1,832	—	—	1,832
Stock issued under Employee Stock Purchase Plan	75	1,123	—	—	1,123
Issuance of common stock upon vesting of restricted stock units	81	—	—	—	—
Stock-based compensation	—	18,271	—	—	18,271
Issuance of common stock, net of $350 of transaction costs	523	11,310	—	—	11,310
Comprehensive income	—	—	2,226	—	2,226
Net loss	—	—	—	(96,974)	(96,974)
Balance on June 30, 2023	54,682	$791,968	$(1,705)	$(536,147)	$254,116

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2024	2023
Operating activities:
Net loss	$(140,985)	$(96,974)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	32,394	18,271
Depreciation and amortization	1,227	563
Noncash lease expense	1,539	233
Accretion of purchase discounts and amortization of premiums on investment securities, net	(7,255)	(1,441)
Loss on disposal of property and equipment	42	6
Loss on equity method investment	470	—
Noncash license revenues	—	(2,000)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	3,891	(9,485)
Accounts payable and accrued expenses, compensation and related expenses	8,540	6,073
Deferred revenue	74	(1,189)
Operating lease liabilities	1,590	(510)
Net cash used in operating activities	(98,473)	(86,453)
Investing activities:
Purchases of investment securities	(291,729)	(82,165)
Maturities of investment securities	240,684	162,609
Purchases of property and equipment	(2,287)	(253)
Net cash (used in) provided by investing activities	(53,332)	80,191
Financing activities:
Proceeds from issuance of common stock, net of $15,796 (2024) and $350 (2023) of transaction costs	378,904	11,310
Proceeds from exercise of stock options	20,166	1,832
Net cash provided by financing activities	399,070	13,142
Net change in cash, cash equivalents and restricted cash	247,265	6,880
Cash, cash equivalents and restricted cash at beginning of period	56,197	33,973
Cash, cash equivalents and restricted cash at end of period	$303,462	$40,853
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$302,162	$39,553
Restricted cash	1,300	1,300
Cash, cash equivalents and restricted cash at end of period	$303,462	$40,853
Noncash investing and financing activities:
Stock issued under Employee Stock Purchase Plan	$2,027	$1,123
Stock options exercised receivable	$318	$—
Amounts accrued for purchases of property and equipment	$348	$39
Private company shares received under licensing arrangement	$—	$2,000

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of its operations and cash flows for the six months ended June 30, 2024 and 2023 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2024. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development, and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $794.7 million as of June 30, 2024.

As of June 30, 2024, the Company had $863.0 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	As of June 30,
	2024	2023
Stock options	14,138	12,423
Restricted stock units	1,430	843
Employee stock purchase plan	231	268
Total	15,799	13,534

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$269,618	$14	$(99)	$269,533
Agency obligations	7,806	—	(5)	7,801
Certificates of deposit	735	—	—	735
Corporate debt securities	282,822	118	(218)	282,722
Total	$560,981	$132	$(322)	$560,791

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$279,577	$731	$(99)	$280,209
Agency obligations	21,271	16	(17)	21,270
Certificates of deposit	2,450	2	(12)	2,440
Corporate debt securities	196,399	526	(170)	196,755
Commercial paper	2,984	—	—	2,984
Total	$502,681	$1,275	$(298)	$503,658

As of June 30, 2024 and December 31, 2023, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$444,738	$444,621	$414,031	$414,406
Due after one year through five years	116,243	116,170	88,650	89,252
Total	$560,981	$560,791	$502,681	$503,658

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$153,626	$(99)	$—	$—	$153,626	$(99)
Agency obligations	7,801	(5)	—	—	7,801	(5)
Certificates of deposit	245	—	490	—	735	—
Corporate debt securities	188,674	(218)	—	—	188,674	(218)
Total	$350,346	$(322)	$490	$—	$350,836	$(322)

	As of December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$10,400	$(11)	$12,374	$(88)	$22,774	$(99)
Agency obligations	8,170	(3)	5,484	(14)	13,654	(17)
Certificates of deposit	244	(1)	1,213	(11)	1,457	(12)
Corporate debt securities	3,595	—	32,612	(170)	36,207	(170)
Total	$22,409	$(15)	$51,683	$(283)	$74,092	$(298)

The Company reviewed its investment holdings as of June 30, 2024 and December 31, 2023 and determined that the decline in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses as of June 30, 2024 and December 31, 2023.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government obligations	$269,533	$—	$—	$269,533
Agency obligations	—	7,801	—	7,801
Certificates of deposit	—	735	—	735
Corporate debt securities	—	282,722	—	282,722
Total assets measured at fair value	$269,533	$291,258	$—	$560,791

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government obligations	$280,209	$—	$—	$280,209
Agency obligations	—	21,270	—	21,270
Certificates of deposit	—	2,440	—	2,440
Corporate debt securities	—	196,755	—	196,755
Commercial paper	—	2,984	—	2,984
Total assets measured at fair value	$280,209	$223,449	$—	$503,658

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2024 and 2023.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid clinical costs	$1,655	$2,574
Prepaid research and development costs	905	1,238
Australian tax incentive receivable	290	747
Prepaid insurance	334	857
Prepaid subscriptions	2,317	1,130
Interest receivable	3,483	3,051
Due from Radionetics (Note 11)	119	90
Landlord improvements receivable	890	5,210
Receivable for common stock issued	318	253
Other	1,512	448
Total	$11,823	$15,598

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$11,000	$9,837
Lab equipment	5,318	4,253
Office equipment	2,100	1,854
Computers and software	60	5
Property and equipment at cost	18,478	15,949
Less accumulated depreciation and amortization	(6,231)	(5,068)
Total	$12,247	$10,881

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$8,872	$6,548
Accrued clinical trial costs	4,373	5,527
Accrued research and development costs	4,527	2,312
Accrued outside services and professional fees	5,125	1,726
Accrued landlord improvements	19	3,816
Other accrued expenses	1,081	3,267
Total	$23,997	$23,196

6. OPERATING LEASES

In February 2018, the Company entered into a non-cancellable operating lease, as amended in March 2018, for a facility in San Diego, California (the "2018 Lease"). The 2018 Lease has an initial term of seven years which expires in August 2025, and the Company has an option to extend the term of the 2018 Lease for an additional five years, a termination option subject to early termination fees and an option to sublease the facility. The 2018 Lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. The Company’s estimated incremental fully collateralized borrowing rate of 8.0% was used in its present value calculation as the 2018 Lease does not have a stated rate and the implicit rate was not readily determinable.

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

As of June 30, 2024, the Company's future minimum payments under non-cancellable operating lease, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2024 (six months)	$3,857
2025	7,468
2026	6,795
2027	6,999
2028	7,209
Thereafter	50,975
Total future minimum lease payments	83,303
Less imputed interest	(29,985)
Total operating lease liabilities	53,318
Less operating lease liabilities, current	(7,445)
Operating lease liabilities, non-current	$45,873

Operating lease cost was $2.1 million and $4.3 million for the three and six months ended June 30, 2024, respectively. Operating lease cost was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company’s weighted average remaining term was 10.6 years and 11.1 years, respectively. As of June 30, 2024 and December 31, 2023, the Company’s weighted-average discount rate was 8.6% and 8.6%, respectively.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

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

During the six months ended June 30, 2024, the Company achieved a $1.0 million milestone for the first indication of the development milestones. As of June 30, 2024, the Company updated its estimated transaction price to $14.0 million and recorded a cumulative catch-up adjustment of $0.4 million during the six months ended June 30, 2024. As there have been no sales to date, no sales-based milestones or royalties were recognized to date. Further, using the most-likely-method, the other developmental milestone payments continued to be considered fully constrained.

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

Deferred revenue consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Deferred revenues at beginning of period	$7,204	$7,736	$6,806	$8,341
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	—	—	550	—
Revenue recognized that was included in deferred revenues as of the beginning of the period	(324)	(584)	(476)	(1,189)
Deferred revenues at end of period	$6,880	$7,152	$6,880	$7,152

During the three and six months ended June 30, 2024, $0.3 million and $0.9 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2023, $0.6 million and $1.2 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During each of the three and six months ended June 30, 2024, the Company recognized $0.1 million, respectively, of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. During each of the three and six months ended June 30, 2023, the Company recognized $0.4 million of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

During the three and six months ended June 30, 2024, the Company did not recognize any revenues from the Loyal License. During the three and six months ended June 30, 2023, the Company recognized zero and $2.1 million, respectively, of revenues from the Loyal License in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in other assets in the accompanying condensed consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none.

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

ATM Offerings

On August 13, 2019, the Company entered into a Sales Agreement (as amended, the “2019 Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), under which the Company could, from time to time, sell up to $150.0 million of shares of its common stock through the Sales Agents (the “2019 ATM Offering”). The 2019 ATM Offering was terminated upon the filing by the Company of its Registration Statement on Form S-3ASR on June 21, 2024.

On June 21, 2024, the Company entered into a Sales Agreement (the “2024 Sales Agreement”) with the Sales Agents under which the Company may, from time to time, sell up to $350.0 million of shares of its common stock through the Sales Agents (the “2024 ATM Offering”).

During the three and six months ended June 30, 2024, the Company issued 0 and 1,223,775 shares of common stock pursuant to the 2019 ATM Offering for net proceeds of approximately $0 and $43.4 million, respectively, after deducting commissions. No shares of common stock were issued pursuant to the 2024 ATM Offering.

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. In November 2023, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 7,500,000 shares. As of June 30, 2024, 1,857,809 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of June 30, 2024, 2,868,497 shares of common stock were available for future issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of June 30, 2024, 2,157,852 shares of common stock were available for issuance under the ESPP.

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

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the six months ended June 30, 2024 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2023	12,627,124	$18.96
Granted	3,061,753	$43.60
Exercised	(1,230,857)	$16.64
Forfeited and expired	(319,775)	$23.08
Balance at June 30, 2024	14,138,245	$24.40	8.0	$288,961
Vested and expected to vest at June 30, 2024	14,138,245	$24.40	8.0	$288,961
Exercisable at June 30, 2024	5,796,606	$18.69	6.7	$151,303

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock on June 28, 2024, the last trading day of the quarter, and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $34.0 million and $0.8 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the six months ended June 30, 2024, was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding	Fair Value
Balance at December 31, 2023	813,634	$19.71
Granted	897,686	$43.54
Vested	(243,910)	$19.85
Forfeited	(37,574)	$31.46
Balance at June 30, 2024	1,429,836	$34.34

Fair Value of Stock Awards

The Company estimates the fair value of all stock option grants and the ESPP using the Black-Scholes option pricing model and recognizes forfeitures as they occur. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Expected option term	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility	66%	65%	66%	66%
Risk free interest rate	4.5%	3.6%	4.3%	4.0%
Expected dividend yield	—%	—%	—%	—%

The weighted-average fair value of stock options awarded was $29.32 and $27.73 per share during the three and six months ended June 30, 2024, respectively, and $12.56 and $12.38 per share during the three and six months ended June 30, 2023, respectively.

The following table summarizes the weighted average assumptions used to estimate the fair value of the ESPP for the periods presented below:

ESPP	Three and six months Ended June 30,
	2024	2023
Expected term	1.1 years	1.1 years
Expected volatility	74%	57%
Risk free interest rate	5.1%	4.9%
Expected dividend yield	—%	—%

The weighted-average fair value of the ESPP was $22.07 per share during each of the three and six months ended June 30, 2024, respectively, and $9.15 per share during each of the three and six months ended June 30, 2023, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Included in research and development	$11,491	$5,602	$19,056	$10,280
Included in general and administrative	7,449	4,573	13,338	7,991
Total stock-based compensation expense	$18,940	$10,175	$32,394	$18,271

As of June 30, 2024, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $148.4 million, $44.7 million and $3.2 million, respectively, which is expected to be recognized over a remaining weighted-average period of 2.1 years, 3.2 years and 1.4 years, respectively.

11. INVESTMENT IN RADIONETICS

Investment in Radionetics

In October 2021, the Company entered into a Collaboration and License Agreement (the "Radionetics License") with Radionetics Oncology, Inc. ("Radionetics"), in which the Company granted Radionetics an exclusive worldwide license to its technology for the development of radiotherapeutics and related radio-imaging agents in exchange for 50,500,000 shares of common stock of Radionetics, which represented an initial majority stake in Radionetics of 64%, and a warrant (the "Radionetics Warrant") to purchase the greater of 3,407,285 additional shares of Radionetics common stock or the number of additional shares of Radionetics common stock that would allow the Company to maintain an aggregate equity interest of 22% of the fully diluted capitalization of Radionetics.

Radionetics is a variable interest entity ("VIE") due to having insufficient equity to finance its activities without additional subordinated financial support. The Company evaluated whether it is the primary beneficiary of Radionetics by evaluating Radionetics’ key activities: (1) conducting research and development, (2) making financing decisions, and (3) determining the strategic direction of Radionetics. Decisions about research and development activities are made by unanimous vote of members of the research and development committee, in which no individual party has unilateral decision-making power. Decisions about financing and strategic direction rest with Radionetics’ board of directors, and no party was determined to be in control, given the Radionetics board of directors was comprised of three members for which each of Crinetics, 5AM Ventures ("5AM") and Frazier Healthcare Partners ("Frazier") were entitled to appoint and replace, as needed, their board designee, and a fourth member mutually agreed upon by the other three board members. Radionetics’ management was separate from the Company and was determined by Radionetics’ board of directors. As the Company did not control any of Radionetics' key activities, it was not the primary beneficiary of the VIE and did not consolidate the financial results of Radionetics.

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

In June 2024, the Company amended the Radionetics License to reduce the number of development targets. Following the amendment to the Radionetics License, ownership of the non-licensed targets reverted back to the Company and the Company is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales. In July 2024, Radionetics announced the formation of a strategic partnership with Eli Lilly and Company, or Lilly. Under the terms of the agreement, Radionetics received a $140.0 million upfront cash payment and Lilly obtained the exclusive right to acquire Radionetics for $1.0 billion upon conclusion of an exercise period. During the exercise period, Radionetics will continue to build out a proprietary pipeline of therapeutic assets. As of June 30, 2024, the Company owned approximately 25% of Radionetics consisting of common and preferred stock.

During the three and six months ended June 30, 2024, the Company recorded equity method losses of zero and $0.5 million, respectively, in the accompanying condensed consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. During each of the three and six months ended June 30, 2023, the Company did not record any equity method losses in the accompanying condensed consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. As of June 30, 2024 the Company's investment in Radionetics was written down to zero. As of December 31, 2023, the Company’s investment in Radionetics of $0.5 million is recorded as a long-term asset in the accompanying condensed consolidated balance sheets.

Other Items

R. Scott Struthers, Ph.D., the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers receives consideration in the form of both equity and a $50,000 annual retainer for his service as a board member of Radionetics. As of June 30, 2024, Dr. Struthers has an approximately 1.3% ownership stake in Radionetics consisting of common stock.

As of June 30, 2024 and December 31, 2023, the Company had $0.1 million due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company received reimbursements from Radionetics of $49,000 and

$80,000 for the three and six months ended June 30, 2024, respectively, and $19,000 and $32,000 for the three and six months ended June 30, 2023, respectively.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine, which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors, or NETs, and atumelnant (CRN04894: proposed international non-proprietary name under review), which is in clinical development for congenital adrenal hyperplasia, or CAH, and Cushing’s disease. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build a premier, fully integrated endocrine-focused pharmaceutical company that consistently pioneers new therapeutics to help patients better control their disease and improve their daily lives.

We focus on the discovery and development of nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and endocrine-related tumors. Our pipeline consists of the following product candidates:

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

Acromegaly

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

We believe that the results of the two trials could support global marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies. We plan to seek regulatory approval for paltusotine for the treatment of acromegaly in the United States with an anticipated submission of a New Drug Application to the U.S. Food and Drug Administration, or FDA in the second half of 2024 with the potential for approval in 2025. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation for paltusotine for the treatment of acromegaly.

Carcinoid Syndrome

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

Atumelnant (ACTH Antagonist)

Atumelnant is our investigational, oral, nonpeptide product candidate designed to antagonize the adrenocorticotrophic hormone, or ACTH, receptor, intended for the treatment of diseases caused by excess ACTH, including CAH and Cushing’s disease. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a breakdown of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. Cushing’s disease results from a pituitary tumor that secretes excess ACTH which, in turn, causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. Based on genetic incidence rates, there are an estimated 27,000 patients with classic CAH and over 11,000 patients with Cushing’s disease in the United States. Of the patients with CAH and Cushing’s disease, we estimate that 17,000 and 5,000 patients, respectively, are potential candidates for treatment with atumelnant.

In May 2022, we announced positive topline data from the Phase 1 study in healthy volunteers which showed atumelnant was well tolerated and demonstrated dose-dependent increases in atumelnant plasma concentrations. We believe atumelnant demonstrated pharmacologic proof-of-concept, as the Phase 1 results showed dose-dependent reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events were considered mild to moderate and there were no serious adverse events.

We are conducting a Phase 2 study of atumelnant in adult CAH patients. This open-label study is designed to evaluate the safety, efficacy, and pharmacokinetics of different doses of atumelnant. In addition, biomarkers, including serum androstenedione (A4) and 17 hydroxyprogesterone (17-OHP), will be measured as we seek to evaluate the potential efficacy of atumelnant. We reported positive initial findings from our ongoing Phase 2 study in June 2024. The initial findings showed profound and rapid reductions in mean A4 and 17-OHP with 80 mg of atumelnant and those reductions were sustained at 12 weeks. The initial data showed that atumelnant was well-tolerated with no treatment-related severe or serious adverse events. The three cohorts evaluating different doses of atumelnant in the CAH Phase 2 study are now fully enrolled. Additional data from the study is expected in the fourth quarter of 2024 and we anticipate starting a Phase 3 CAH program in the first half of 2025.

We are also conducting a clinical trial of atumelnant in patients with Cushing’s disease. We entered into a Clinical Trial Agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose trial of atumelnant in ACTH dependent Cushing’s Syndrome, or ADCS. ADCS includes patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS. This open-label study is designed to evaluate safety, tolerability, and pharmacokinetics of different doses of atumelnant in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. We reported positive initial findings from our ongoing open-label Phase 1b/2a study in June 2024.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of primary hyperparathyroidism, or PHPT and humoral hypercalcemia of malignancy, or HHM, and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can lead to skeletal, renal, gastrointestinal, and neurological problems. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels, or hypercalcemia. Some patients experience no symptoms, and many can have surgery to remove the tumor and/or hyperactive gland(s), while some require management with medical therapy. Symptomatic PHPT is characterized by skeletal, renal, gastrointestinal, and neurological manifestations with increased mortality. HHM typically arises in patients with advanced-stage cancers. In cases of HHM, over-secretion of PTHrP caused by the malignant tumor results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. We have identified investigational, orally available nonpeptide PTH antagonists that showed activity and drug-like properties in preclinical models. We have identified investigational, orally available nonpeptide PTH antagonists that showed activity and drug-like properties in preclinical models. We have selected a development candidate and are conducting first-in-human enabling activities in advance of commencing clinical trials.

SST3 Agonist Program for the Treatment for Autosomal Dominant Polycystic Kidney Disease

Autosomal Dominant Polycystic Kidney Disease (ADPKD) is the most frequent genetic cause of chronic kidney disease, affecting 1 in 1,000 individuals, and is the fourth leading cause of end-stage renal disease.

ADPKD is caused by mutations in the PKD1 or PKD2 genes, which encode the polycystin 1 or 2 proteins (PC1 and PC2) and is characterized by the growth of numerous fluid-filled cysts causing kidney injury and progressive loss of kidney functions. Increasing evidence points toward a model where loss of polycystin function in cilia of kidney epithelial cells might be the driver of cystogenesis observed in ADPKD. In healthy individuals, PC1 and PC2 form channels in the cilia of epithelial cells that contribute to maintain high calcium levels in this cellular compartment. In ADPKD, a decrease in ciliary calcium levels due to the loss of PC1 or PC2 function activates adenylyl cyclase 5/6, increasing ciliary cAMP, a molecule that plays a key role in cell differentiation and proliferation.

Somatostatin receptor type 3 (SST3) is expressed in cyst lining cells in ADPKD patients and localizes in cilia. As SST3 couples to the inhibitory Gi-proteins, a selective SST3 agonist decreases adenylyl cyclase activity and cAMP formation, thus inhibiting cystogenesis in ADPKD. We have identified an investigational, orally available selective SST3 nonpeptide agonist for the treatment of ADPKD and we are evaluating multiple avenues to advance this program into human clinical trials.

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

Radionetics Oncology, Inc.

We formed Radionetics Oncology, Inc., or Radionetics, in October 2021. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, granting Radionetics an exclusive worldwide license to our technology for the development of radiotherapeutics and related radio-imaging agents in exchange for an equity stake in Radionetics, a warrant, or the Radionetics Warrant to purchase additional shares of common stock of Radionetics, potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales (see Note 11 to the condensed consolidated financial statements). In August 2023, we exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share and invested $5.0 million to purchase 14,404,656 shares of preferred stock in Radionetics along with new and existing investors who participated in the transaction. Subsequent to the Radionetics Warrant exercise, we exchanged 60% of our total number of outstanding shares of Radionetics common stock for 32,344,371 shares of Radionetics preferred stock on a one-for-one basis. Additionally, in August 2023, the Radionetics License was amended to include additional sales milestones of up to $15.0 million. Following the amendment to the Radionetics License, we are eligible to receive total potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. In December 2023, Radionetics also completed a financing to sell additional shares of preferred stock to other investors. In June 2024, we amended the Radionetics License to reduce the number of development targets. Following the amendment to the Radionetics License, Crinetics is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales of the licensed targets and ownership of the non-license targets reverted back to Crinetics. In July 2024, Radionetics announced the formation of a strategic partnership with Eli Lilly and Company, or Lilly. Under the terms of the agreement, Radionetics received a $140 million upfront cash payment and Lilly obtained the exclusive right to acquire Radionetics upon conclusion of an exercise period for $1.0 billion. During the exercise period, Radionetics will continue to build out a proprietary pipeline of therapeutic assets. As of June 30, 2024, we have an approximately 25% ownership stake in Radionetics consisting of common and preferred stock.

Australian operations

In January 2017, we established Crinetics Australia Pty Ltd, or CAPL, a wholly-owned subsidiary which was formed to conduct various preclinical and clinical activities for our product and development candidates. CAPL is eligible for certain financial incentives made available by the Australian government for research and development expenses. Specifically, the Australian Taxation Office provides a refundable tax credit in the form of a cash refund between 25% to 43.5% of qualified research and development expenditures under the Australian Research and Development Tax Incentive Program, or the Australian Tax Incentive, to Australian

companies that operate the majority of their research and development activities associated with such projects in Australia. A wholly-owned Australian subsidiary of a non-Australian parent company is eligible to receive the refundable tax credit, provided that the Australian subsidiary retains the rights to the data and intellectual property generated in Australia, and provided that the total revenues of the parent company and its consolidated subsidiaries during the period for which the refundable tax credit is claimed are less than $20.0 million Australian dollars. If we lose our ability to operate CAPL in Australia, or if we are ineligible or unable to receive the research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, the actual refund amounts we receive may differ from our estimates.

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of our preferred stock, and sales of our common stock. As of June 30, 2024, we had unrestricted cash, cash equivalents, and investment securities of $863.0 million. During the six months ended June 30, 2024, the Company issued 1,223,775 shares of common stock pursuant to the 2019 ATM Offering (as defined below) for net proceeds of approximately $43.4 million and 0 shares of common stock pursuant to the 2024 ATM Offering (as defined below), in each case, after deducting commissions. On February 27, 2024, the Company entered into a stock purchase agreement with certain investors named therein, or the Purchasers, pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of 8,333,334 shares of its common stock at a price of $42.00 per share for aggregate gross proceeds of approximately $350.0 million, before deducting offering expenses payable by the Company, or the Private Placement. The Private Placement closed on March 1, 2024. On March 19, 2024, the Company registered for resale the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.

We have incurred cumulative net losses since our inception and, as of June 30, 2024, we had an accumulated deficit of $794.7 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Revenues

To date, our revenues have been mainly derived from research grant awards and licenses, including the Radionetics License, the Sanwa License, and the Loyal License. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of June 30, 2024. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we may never generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

License revenues

On March 24, 2023, we and Loyal entered into the Loyal License, pursuant to which we granted Loyal an exclusive license to develop and commercialize CRN01941, a somatostatin receptor type 2 agonist, for veterinary use. In February 2022, we and Sanwa entered into a license agreement, or the Sanwa License, pursuant to which whereby we granted Sanwa an exclusive license to develop and commercialize paltusotine in Japan.

License revenues for the six months ended June 30, 2023 were primarily derived from the Sanwa License and the Loyal License.

License revenues for the six month ended June 30, 2024 were primarily derived from the Sanwa License.

Clinical supply revenues

On June 14, 2022, we and Sanwa, entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During each of the three and six months ended June 30, 2024, we recognized $0.1 million of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. During each of the three and six months ended June 30, 2023, we recognized $0.4 million of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the six months ended June 30, 2024 and 2023 related to the research and development of paltusotine and atumelnant, and in the six months ended June 30, 2023, CRN04777. We deploy our personnel and facility related resources across all of our research and development activities.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Dollar
	2024	2023	Change
Revenues	$399	$988	$(589)
Operating expenses:
Research and development	58,344	40,640	17,704
General and administrative	24,838	13,343	11,495
Total operating expenses	83,182	53,983	29,199
Loss from operations	(82,783)	(52,995)	(29,788)
Other income, net	8,728	2,016	6,712
Net loss	$(74,055)	$(50,979)	$(23,076)

Revenues. Revenues during the three months ended June 30, 2024 and 2023 relate to the Sanwa License.

Research and development expenses. Research and development expenses were $58.3 million and $40.6 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $11.6 million, and increased outside services costs of $3.6 million, both of which were driven by the advancement of our clinical programs and the expansion of our preclinical portfolio. In addition, facilities and related costs increased by $2.3 million primarily due to the move to our new corporate office.

The following table summarizes our primary external and internal research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Dollar
	2024	2023	Change
External research and development expenses:
Clinical trials	$9,154	$9,450	$(296)
Contract manufacturing	5,721	3,133	2,588
Preclinical studies	2,270	4,320	(2,050)
Outside services	7,152	3,587	3,565
Other external research and development	9	17	(8)
Total external research and development expenses	24,306	20,507	3,799
Internal expenses:
Payroll and benefits	18,159	12,436	5,723
Stock-based compensation	11,491	5,602	5,889
Facilities and related	3,114	858	2,256
Other internal research and development	1,274	1,237	37
Total internal research and development expenses	34,038	20,133	13,905
Total research and development expenses	$58,344	$40,640	$17,704

The following table summarizes our research and development expenses by program for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Dollar
	2024	2023	Change
Paltusotine	$11,847	$10,124	$1,723
Atumelnant	5,026	3,503	1,523
CRN04777	96	2,719	(2,623)
Discovery	6,456	3,553	2,903
Payroll and benefits	18,159	12,436	5,723
Stock-based compensation	11,491	5,602	5,889
Other	5,269	2,703	2,566
Total research and development expenses	$58,344	$40,640	$17,704

Research and development expenses for our paltusotine program were $11.8 million and $10.1 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to increased spending on manufacturing activities of $1.8 million and an increase in outside services of $1.5 million offset by a $1.5 million decrease in clinical and regulatory costs.

Research and development expenses for our atumelnant program were $5.0 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to increased spending on clinical development activities of $1.1 million.

Research and development expenses for our CRN04777 program were $0.1 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due the clinical hold received from the FDA in November 2022 which delayed the advancement of CRN04777 prior to its discontinuation from clinical development.

Research and development expenses for our discovery programs were $6.5 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in outside services of $1.0 million and increased spending in manufacturing and lab supplies of $1.4 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $18.2 million and $12.4 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for stock-based compensation were $11.5 million and $5.6 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $5.3 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in facilities expenditures of $2.2 million.

General and administrative expenses. General and administrative expenses were $24.8 million and $13.3 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to increases in personnel costs of $5.8 million and in outside services of $3.2 million. When compared to the second quarter of 2023, personnel expenses for the second quarter of 2024 reflected higher headcount and an increase of $2.9 million in non-cash stock-based compensation expense. The increase in outside services is primarily driven by costs associated with commercial planning for paltusotine.

Other income, net. Other income, net was $8.7 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily due to income generated by our investment securities.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,		Dollar
	2024	2023	Change
Revenues	$1,039	$3,667	$(2,628)
Operating expenses:
Research and development	111,685	79,108	32,577
General and administrative	45,666	25,532	20,134
Total operating expenses	157,351	104,640	52,711
Loss from operations	(156,312)	(100,973)	(55,339)
Other income, net	15,797	3,999	11,798
Loss before equity method investment	(140,515)	(96,974)	(43,541)
Loss on equity method investment	(470)	—	(470)
Net loss	$(140,985)	$(96,974)	$(44,011)

Revenues. Revenues during the six months ended June 30, 2024 relate to the Sanwa License. Revenues during the six months ended June 30, 2023 include approximately $2.1 million from the Loyal License which was entered into during the first quarter of 2023 and $1.2 million and $0.4 million related to the Sanwa License and Sanwa Clinical Supply Agreement.

Research and development expenses. Research and development expenses were $111.7 million and $79.1 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $21.0 million, increased outside services costs of $5.7 million, and increased facilities and related costs of $3.9 million associated with the move to our new corporate office.

The following table summarizes our primary external and internal research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,		Dollar
	2024	2023	Change
External research and development expenses:
Clinical trials	$19,542	$19,921	$(379)
Contract manufacturing	11,974	5,763	6,211
Preclinical studies	4,116	8,353	(4,237)
Outside services	12,371	6,687	5,684
Other external research and development	13	22	(9)
Total external research and development expenses	48,016	40,746	7,270
Internal expenses:
Payroll and benefits	36,586	24,322	12,264
Stock-based compensation	19,056	10,280	8,776
Facilities and related	5,671	1,733	3,938
Other internal research and development	2,356	2,027	329
Total internal research and development expenses	63,669	38,362	25,307
Total research and development expenses	$111,685	$79,108	$32,577

The following table summarizes our research and development expenses by program for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,		Dollar
	2024	2023	Change
Paltusotine	$24,798	$22,529	$2,269
Atumelnant	8,958	5,643	3,315
CRN04777	633	5,804	(5,171)
Discovery	11,243	5,137	6,106
Payroll and benefits	36,586	24,322	12,264
Stock-based compensation	19,056	10,280	8,776
Other	10,411	5,393	5,018
Total research and development expenses	$111,685	$79,108	$32,577

Research and development expenses for our paltusotine program were $24.8 million and $22.5 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to increased spending on manufacturing activities of $3.9 million and an increase in outside services of $1.9 million offset by a $3.5 million decrease in clinical and regulatory costs.

Research and development expenses for our atumelnant program were $9.0 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to increased clinical and regulatory costs of $2.5 million and a $2.1 million increase in spending on manufacturing activities.

Research and development expenses for our CRN04777 program were $0.6 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to the discontinuation of clinical development for CRN04777.

Research and development expenses for our discovery programs were $11.2 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in outside services of $2.4 million and increased spending in manufacturing and lab supplies of $2.7 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $36.6 million and $24.3 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for stock-based compensation were $19.1 million and $10.3 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $10.4 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in facilities expenditures of $3.9 million.

General and administrative expenses. General and administrative expenses were $45.7 million and $25.5 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $11.3 million and an increase in outside services of $4.6 million.

Other income, net. Other income, net was $15.8 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to income generated by our investment securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2024, we had unrestricted cash, cash equivalents and investment securities of $863.0 million and an accumulated deficit of $794.7 million.

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(98,473)	$(86,453)
Net cash (used in) provided by investing activities	(53,332)	80,191
Net cash provided by financing activities	399,070	13,142
Net change in cash, cash equivalents and restricted cash	$247,265	$6,880

Operating Activities. Net cash used in operating activities was $98.5 million and $86.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase in cash used in operations was primarily attributable to higher personnel costs. The net cash used in operating activities during the six months ended June 30, 2024 was primarily due to our net loss of $141.0 million adjusted for $28.4 million of noncash charges, primarily for stock-based compensation, and a $14.1 million change in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2023 was primarily due to our net loss of $97.0 million adjusted for $15.6 million of noncash charges, primarily for stock-based compensation, and a $5.1 million change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net outflow of funds of approximately $53.3 million during the six months ended June 30, 2024, compared to a net inflow of funds of approximately $80.2 million during the six months ended June 30, 2023.

Financing activities. Net cash provided by financing activities was $399.1 million and $13.1 million for the six months ended June 30, 2024 and 2023, respectively. The net cash provided by financing activities during 2024 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options. The net cash provided by financing activities during 2023 resulted from proceeds received from the sale of common stock and the exercise of stock options.

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
•
the costs of and our ability to obtain clinical and commercial supplies for our current product candidates and any other product candidates we may identify and develop;
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

In August 2019, we entered into a Sales Agreement, as subsequently amended in August 2022, or the 2019 Sales Agreement, with Leerink Partners LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which we could, from time to time, sell up to $150.0 million of shares of our common stock through the Sales Agents, or the 2019 ATM Offering. The 2019 ATM Offering was terminated upon the filing of our Registration Statement on Form S-3ASR on June 21, 2024.

On June 21, 2024, we entered into a Sales Agreement, or the 2024 Sales Agreement, with the Sales under which we may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents, or the 2024 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the 2024 Sales Agreement. The 2024 Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the year ended December 31, 2023, the Company issued 1,344,865 shares of common stock in the 2019 ATM Offering for net proceeds of approximately $40.6 million, after deducting commissions. During the three and six months ended June 30, 2024, the Company issued 0 and 1,223,775 shares of common stock in the 2019 ATM Offering for net proceeds of approximately $0 and $43.4 million, respectively, after deducting commissions. No shares of common stock were issued pursuant to the 2024 ATM Offering.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents and investment securities consist of cash held in readily available checking and money market accounts as well as short-term debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden hypothetical 10% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the condensed consolidated statements of operations and totaled $34,000 and ($153,000) for the three and six months ended June 30, 2024, respectively, and ($6,000) and ($61,000) for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024 and 2023, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

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

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of our Quarterly Report for the quarter ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On June 21, 2024, Dana Pizzuti, Chief Medical Officer and Chief Development Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 70,000 shares of our common stock until December 31, 2025. None of our officers (as defined in Rule 16a–1(f)) or directors terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	12/12/2023
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
10.1	Sales Agreement, dated June 21, 2024, by and among Crinetics Pharmaceuticals, Inc., Leerink Partners LLC and Cantor Fitzgerald & Co.	8-K	001-38583	1.1	6/21/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: August 8, 2024	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2024	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)