Form 10-Q
period 2024-09-30
Crinetics Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 92,737,627 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$317,269	$54,897
Investment securities	545,399	503,658
Prepaid expenses and other current assets	14,919	15,598
Total current assets	877,587	574,153
Property and equipment, net	11,710	10,881
Operating lease right-of-use assets	44,266	46,549
Investment in Radionetics	—	470
Restricted cash	1,300	1,300
Other assets	2,511	2,000
Total assets	$937,374	$635,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,273	$23,196
Accrued compensation and related expenses	26,191	14,517
Deferred revenue	1,685	2,056
Operating lease liabilities	7,413	4,173
Total current liabilities	53,562	43,942
Operating lease liabilities, non-current	45,126	47,555
Deferred revenue, non-current	5,195	4,750
Other non-current liabilities	511	—
Total liabilities	104,394	96,247
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at September 30, 2024 or December 31, 2023	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 80,841 shares issued and outstanding at September 30, 2024; 68,175 shares issued and outstanding at December 31, 2023	1,702,457	1,191,831
Accumulated other comprehensive income	2,038	977
Accumulated deficit	(871,515)	(653,702)
Total stockholders’ equity	832,980	539,106
Total liabilities and stockholders’ equity	$937,374	$635,353

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$—	$346	$1,039	$4,013
Operating expenses:
Research and development	61,905	43,839	173,590	122,947
General and administrative	25,892	15,484	71,558	41,016
Total operating expenses	87,797	59,323	245,148	163,963
Loss from operations	(87,797)	(58,977)	(244,109)	(159,950)
Other income (expense):
Interest income	11,006	2,569	27,067	6,714
Other expense, net	(37)	(53)	(301)	(199)
Total other income, net	10,969	2,516	26,766	6,515
Loss before equity method investment	(76,828)	(56,461)	(217,343)	(153,435)
Loss on equity method investment	—	(997)	(470)	(997)
Net loss	$(76,828)	$(57,458)	$(217,813)	$(154,432)
Net loss per share:
Net loss per share - basic and diluted	$(0.96)	$(1.01)	$(2.82)	$(2.81)
Weighted average shares - basic and diluted	80,091	56,808	77,173	55,003
Other comprehensive income (loss):
Unrealized gain on investment securities	$2,228	$840	$1,061	$3,066
Comprehensive loss	$(74,600)	$(56,618)	$(216,752)	$(151,366)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Common stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (loss)	Deficit	Equity
Balance at July 1, 2024	79,322	$1,625,640	$(190)	$(794,687)	$830,763
Exercise of stock options	585	10,374	—	—	10,374
Issuance of common stock, net of $1,500 of transaction costs	929	48,296	—	—	48,296
Issuance of common stock upon vesting of restricted stock units	5	—	—	—	—
Stock-based compensation	—	18,147	—	—	18,147
Comprehensive income	—	—	2,228	—	2,228
Net loss	—	—	—	(76,828)	(76,828)
Balance at September 30, 2024	80,841	$1,702,457	$2,038	$(871,515)	$832,980

Balance at January 1, 2024	68,175	$1,191,831	$977	$(653,702)	$539,106
Issuance of common stock, net of $17,300 of transaction costs	10,486	427,200	—	—	427,200
Exercise of stock options	1,816	30,858	—	—	30,858
Stock issued under Employee Stock Purchase Plan	115	2,027	—	—	2,027
Issuance of common stock upon vesting of restricted stock units	249	—	—	—	—
Stock-based compensation	—	50,541	—	—	50,541
Comprehensive income	—	—	1,061	—	1,061
Net loss	—	—	—	(217,813)	(217,813)
Balance at September 30, 2024	80,841	$1,702,457	$2,038	$(871,515)	$832,980

Balance on July 1, 2023	54,682	$791,968	$(1,705)	$(536,147)	$254,116
Issuance of common stock, net of $21,500 of transaction costs	11,442	328,501	—	—	328,501
Exercise of stock options	584	10,700	—	—	10,700
Stock-based compensation	—	11,049	—	—	11,049
Comprehensive income	—	—	840	—	840
Net loss	—	—	—	(57,458)	(57,458)
Balance on September 30, 2023	66,708	$1,142,218	$(865)	$(593,605)	$547,748

Balance on January 1, 2023	53,877	$759,432	$(3,931)	$(439,173)	$316,328
Exercise of stock options	710	12,531	—	—	12,531
Stock issued under Employee Stock Purchase Plan	75	1,123	—	—	1,123
Issuance of common stock upon vesting of restricted stock units	81	—	—	—	—
Stock-based compensation	—	29,320	—	—	29,320
Issuance of common stock, net of $21,800 of transaction costs	11,965	339,812	—	—	339,812
Comprehensive income	—	—	3,066	—	3,066
Net loss	—	—	—	(154,432)	(154,432)
Balance on September 30, 2023	66,708	$1,142,218	$(865)	$(593,605)	$547,748

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(217,813)	$(154,432)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	50,541	29,320
Depreciation and amortization	1,997	836
Noncash lease expense	2,283	425
Accretion of purchase discounts and amortization of premiums on investment securities, net	(10,768)	(2,687)
Loss on disposal of property and equipment	51	6
Loss on equity method investment	470	997
Noncash license revenues	—	(2,000)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	1,830	(8,368)
Accounts payable and accrued expenses, compensation and related expenses	9,228	10,457
Deferred revenue	74	(1,535)
Operating lease liabilities	811	(811)
Net cash used in operating activities	(161,296)	(127,792)
Investing activities:
Purchases of investment securities	(421,744)	(354,806)
Purchase of investment in Radionetics preferred stock	—	(5,000)
Maturities of investment securities	391,830	250,454
Purchases of property and equipment	(2,815)	(3,753)
Net cash used in investing activities	(32,729)	(113,105)
Financing activities:
Proceeds from issuance of common stock, net of $17,300 (2024) and $21,800 (2023) of transaction costs	425,549	340,267
Proceeds from exercise of stock options	30,848	10,752
Net cash provided by financing activities	456,397	351,019
Net change in cash, cash equivalents and restricted cash	262,372	110,122
Cash, cash equivalents and restricted cash at beginning of period	56,197	33,973
Cash, cash equivalents and restricted cash at end of period	$318,569	$144,095
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$317,269	$142,795
Restricted cash	1,300	1,300
Cash, cash equivalents and restricted cash at end of period	$318,569	$144,095
Noncash investing and financing activities:
Stock issued under Employee Stock Purchase Plan	$2,027	$1,123
Stock options exercised receivable	$10	$1,779
Receivable for common stock issuances	$1,651	$—
Amounts accrued for purchases of property and equipment	$62	$427
Exercise of Radionetics warrant	$—	$668
Right-of-use asset obtained in exchange for lease obligation	$—	$46,981
Leasehold improvements paid by the lessor	$—	$2,925
Private company shares received under licensing arrangement	$—	$2,000
Accrued financing costs	$—	$455

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Crinetics Pharmaceuticals, Inc. (the “Company”) is a clinical-stage pharmaceutical company incorporated in Delaware on November 18, 2008, and based in San Diego, California. The Company is focused on the discovery, development, and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. In January 2017, the Company established a wholly-owned Australian subsidiary, Crinetics Australia Pty Ltd (“CAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In September 2024, the Company established Crinetics Pharmaceuticals Europe GmbH ("CPEG"), a wholly-owned subsidiary which was formed, among other things, to conduct various clinical and pre-commercialization activities for our product candidates in Europe.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of its operations and cash flows for the nine months ended September 30, 2024 and 2023 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Principles of Consolidation and Foreign Currency Transactions

The condensed consolidated financial statements include the accounts of the Company, CAPL and CPEG. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company and CAPL is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), in the condensed consolidated statements of operations and comprehensive loss and were not material for all periods presented. Activity from CPEG was not material for the three and nine months ended September 30, 2024.

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development, and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $871.5 million as of September 30, 2024.

As of September 30, 2024, the Company had $862.7 million in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	As of September 30,
	2024	2023
Stock options	13,887	12,464
Restricted stock units	1,406	830
Employee stock purchase plan	234	257
Total	15,527	13,551

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

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$249,469	$445	$—	$249,914
Agency obligations	26,994	13	(5)	27,002
Certificates of deposit	245	—	—	245
Corporate debt securities	266,653	1,605	(20)	268,238
Total	$543,361	$2,063	$(25)	$545,399

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$279,577	$731	$(99)	$280,209
Agency obligations	21,271	16	(17)	21,270
Certificates of deposit	2,450	2	(12)	2,440
Corporate debt securities	196,399	526	(170)	196,755
Commercial paper	2,984	—	—	2,984
Total	$502,681	$1,275	$(298)	$503,658

As of September 30, 2024 and December 31, 2023, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$425,384	$426,280	$414,031	$414,406
Due after one year through five years	117,977	119,119	88,650	89,252
Total	$543,361	$545,399	$502,681	$503,658

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
Agency obligations	$12,494	$(5)	$—	$—	$12,494	$(5)
Corporate debt securities	28,302	(20)	—	—	28,302	(20)
Total	$40,796	$(25)	$—	$—	$40,796	$(25)

	As of December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$10,400	$(11)	$12,374	$(88)	$22,774	$(99)
Agency obligations	8,170	(3)	5,484	(14)	13,654	(17)
Certificates of deposit	244	(1)	1,213	(11)	1,457	(12)
Corporate debt securities	3,595	—	32,612	(170)	36,207	(170)
Total	$22,409	$(15)	$51,683	$(283)	$74,092	$(298)

The Company reviewed its investment holdings as of September 30, 2024 and December 31, 2023 and determined that the increase in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses as of September 30, 2024 and December 31, 2023.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government obligations	$249,914	$—	$—	$249,914
Agency obligations	—	27,002	—	27,002
Certificates of deposit	—	245	—	245
Corporate debt securities	—	268,238	—	268,238
Total assets measured at fair value	$249,914	$295,485	$—	$545,399

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government obligations	$280,209	$—	$—	$280,209
Agency obligations	—	21,270	—	21,270
Certificates of deposit	—	2,440	—	2,440
Corporate debt securities	—	196,755	—	196,755
Commercial paper	—	2,984	—	2,984
Total assets measured at fair value	$280,209	$223,449	$—	$503,658

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2024 and 2023.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid clinical costs	$2,361	$2,574
Prepaid research and development costs	302	1,238
Australian tax incentive receivable	302	747
Prepaid insurance	1,461	857
Prepaid subscriptions	2,281	1,130
Interest receivable	3,373	3,051
Due from Radionetics (Note 11)	92	90
Landlord improvements receivable	1,600	5,210
Receivable for common stock issued	1,661	253
Other	1,486	448
Total	$14,919	$15,598

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$11,046	$9,837
Lab equipment	5,403	4,253
Office equipment	2,181	1,854
Computers and software	60	5
Property and equipment at cost	18,690	15,949
Less accumulated depreciation and amortization	(6,980)	(5,068)
Total	$11,710	$10,881

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$4,939	$6,548
Accrued clinical trial costs	3,685	5,527
Accrued research and development costs	4,397	2,312
Accrued outside services and professional fees	4,504	1,726
Accrued landlord improvements	241	3,816
Other accrued expenses	507	3,267
Total	$18,273	$23,196

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

As of September 30, 2024, the Company's future minimum payments under non-cancellable operating lease, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2024 (three months)	$1,940
2025	7,468
2026	6,795
2027	6,999
2028	7,209
Thereafter	50,975
Total future minimum lease payments	81,386
Less imputed interest	(28,847)
Total operating lease liabilities	52,539
Less operating lease liabilities, current	(7,413)
Operating lease liabilities, non-current	$45,126

Operating lease cost was $2.1 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. Operating lease cost was $0.4 million and $0.9 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company’s weighted average remaining term was 10.4 years and 11.1 years, respectively. As of September 30, 2024 and December 31, 2023, the Company’s weighted-average discount rate was 8.6%.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $1.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

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

During the nine months ended September 30, 2024, the Company achieved a $1.0 million milestone for the first indication of the development milestones. As of September 30, 2024, the Company updated its estimated transaction price to $14.0 million and recorded a cumulative catch-up adjustment of $0.4 million during the nine months ended September 30, 2024. As there have been no sales to date, no sales-based milestones or royalties were recognized to date. Further, using the most-likely-method, the other developmental milestone payments continued to be considered fully constrained.

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

Deferred revenue consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Deferred revenues at beginning of period	$6,880	$7,152	$6,806	$8,341
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	—	—	550	—
Revenue recognized that was included in deferred revenues as of the beginning of the period	—	(346)	(476)	(1,535)
Deferred revenues at end of period	$6,880	$6,806	$6,880	$6,806
Less deferred revenue, current	(1,685)	(1,662)	(1,685)	(1,662)
Deferred revenue, non-current	$5,195	$5,144	$5,195	$5,144

During the nine months ended September 30, 2024, $0.9 million of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. No revenue was recognized during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, $0.3 million and $1.5 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the nine months ended September 30, 2024 and 2023, the Company recognized $0.1 million and $0.4 million, respectively, of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. No significant supply purchases were made by Sanwa through the Sanwa Clinical Supply Agreement during each of the three months ended September 30, 2024 and 2023.

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

During the nine months ended September 30, 2023, the Company recognized $2.1 million of revenues from the Loyal License in the accompanying condensed consolidated statements of operations and comprehensive loss. No revenue was recognized during each of the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024. As of September 30, 2024, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in other assets in the accompanying condensed consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none.

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

On October 10, 2024, the Company completed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $50.00 per share, which included 1,500,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $542.9 million, after underwriting discounts and commissions and other offering costs of approximately $32.1 million, see Note 12.

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

During the nine months ended September 30, 2024, the Company issued 1,223,775 shares of common stock pursuant to the 2019 ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions. No shares of common stock were issued pursuant to the 2019 ATM Offering during the three months ended September 30, 2024. During each of the three and nine months ended September 30, 2024, the Company issued 928,912 shares of common stock pursuant to the 2024 ATM Offering for net proceeds of approximately $48.3 million, after deducting commissions.

During the nine months ended September 30, 2023, the Company issued 522,807 shares of common stock pursuant to the 2019 ATM Offering for net proceeds of approximately $11.3 million. No shares of common stock were issued pursuant to the pursuant to the 2019 ATM Offering during the three months ended September 30, 2023.

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. In November 2023, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 7,500,000 shares. As of September 30, 2024, 1,520,508 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of September 30, 2024, 2,890,462 shares of common stock were available for future issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of September 30, 2024, 2,157,852 shares of common stock were available for issuance under the ESPP.

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

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the nine months ended September 30, 2024 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2023	12,627,124	$18.96
Granted	3,464,153	$44.36
Exercised	(1,816,152)	$16.99
Forfeited and expired	(388,160)	$23.50
Balance at September 30, 2024	13,886,965	$25.42	7.9	$356,635
Vested and expected to vest at September 30, 2024	13,886,965	$25.42	7.9	$356,635
Exercisable at September 30, 2024	6,148,695	$19.56	6.7	$193,954

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock on September 30, 2024, the last trading day of the quarter, and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $54.2 million and $6.3 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the nine months ended September 30, 2024, was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding
Balance at December 31, 2023	813,634	$19.71
Granted	899,686	$43.56
Vested	(248,910)	$19.80
Forfeited	(58,253)	$31.91
Balance at September 30, 2024	1,406,157	$34.45

Fair Value of Stock Awards

The Company estimates the fair value of all stock option grants and the ESPP using the Black-Scholes option pricing model and recognizes forfeitures as they occur. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Three months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Expected option term	6.1 years	6.1 years	6.0 years	6.0 years
Expected volatility	66%	64%	66%	66%
Risk free interest rate	3.9%	4.3%	4.2%	4.1%
Expected dividend yield	—%	—%	—%	—%

The weighted-average fair value of stock options awarded was $31.45 and $28.16 per share during the three and nine months ended September 30, 2024, respectively, and $11.15 and $12.13 per share during the three and nine months ended September 30, 2023, respectively.

The following table summarizes the weighted average assumptions used to estimate the fair value of the ESPP for the periods presented below:

ESPP	Nine months Ended September 30,
	2024	2023
Expected term	1.1 years	1.1 years
Expected volatility	74%	57%
Risk free interest rate	5.1%	4.9%
Expected dividend yield	—%	—%

The weighted-average fair value of the ESPP was $21.87 per share during the nine months ended September 30, 2024 and $9.15 per share during the nine months ended September 30, 2023. There were no ESPP awards during the three months ended September 30, 2024 and 2023.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Included in research and development	$10,556	$6,088	$29,612	$16,367
Included in general and administrative	7,591	4,961	20,929	12,953
Total stock-based compensation expense	$18,147	$11,049	$50,541	$29,320

As of September 30, 2024, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $145.4 million, $40.7 million and $2.8 million, respectively, which is expected to be recognized over a remaining weighted-average period of 2.0 years, 3.0 years and 1.3 years, respectively.

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

In June 2024, the Company amended the Radionetics License to reduce the number of development targets. Following the amendment to the Radionetics License, ownership of the non-licensed targets reverted back to the Company and the Company is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales. In July 2024, Radionetics announced the formation of a strategic partnership with Eli Lilly and Company, or Lilly. Under the terms of the agreement, Radionetics received a $140.0 million upfront cash payment and Lilly obtained the exclusive right to acquire Radionetics for $1.0 billion upon conclusion of an exercise period. During the exercise period, Radionetics will continue to build out a proprietary pipeline of therapeutic assets. As of September 30, 2024, the Company owned approximately 25% of Radionetics consisting of common and preferred stock.

During the nine months ended September 30, 2024, the Company recorded equity method losses of $0.5 million, in the accompanying condensed consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. There were no equity method losses recorded during the three months ended September 30, 2024. During each of the three and nine months ended September 30, 2023, the Company recorded equity method losses of $1.0 million in the accompanying condensed consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. As of September 30, 2024 the Company's investment in Radionetics was written down to zero. As of December 31, 2023, the Company’s investment in Radionetics of $0.5 million is recorded as a long-term asset in the accompanying condensed consolidated balance sheets.

Other Items

R. Scott Struthers, Ph.D., the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers receives consideration in the form of both equity and a $50,000 annual retainer for his service as a board member of Radionetics. As of September 30, 2024, Dr. Struthers has an approximately 1.3% ownership stake in Radionetics consisting of common stock.

As of September 30, 2024 and December 31, 2023, the Company had $0.1 million due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company received reimbursements from Radionetics of $8,000 and $88,000 for the three and nine months ended September 30, 2024, respectively, and $21,000 and $53,000 for the three and nine months ended September 30, 2023, respectively.

12. SUBSEQUENT EVENTS

On October 10, 2024, the Company completed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $50.00 per share, which included 1,500,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $542.9 million, after underwriting discounts and commissions and other offering costs of approximately $32.1 million.

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

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and carcinoid syndrome associated with NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. We estimate that approximately 27,000 people in the United States have been diagnosed with acromegaly, and depending on surgical success, we estimate that more than 11,000 are candidates for chronic pharmacological intervention, of which somatostatin peptide analog depot injections are currently the primary pharmacotherapy. Carcinoid syndrome occurs when NETs, which originate from neuroendocrine cells commonly found in the gut, lung or pancreas, secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. NETs are present in approximately 175,000 adults in the United States. Of these, it is estimated that approximately 33,000 patients have carcinoid syndrome. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care as detailed in National Comprehensive Cancer Network guidelines. In 2023, branded injected somatostatin peptide drugs accounted for approximately $2.5 billion in global sales for the treatment of acromegaly, NETs, and other uses. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly or carcinoid syndrome patients.

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

We believe that the results of the two trials could support global marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies. On September 26, 2024 we announced that we had submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for paltusotine for the proposed treatment and long-term maintenance therapy of acromegaly, with the potential for approval in 2025. We anticipate receiving notification from the FDA on the status of the NDA submission in December 2024. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly. We are also planning to file a Marketing Authorization Application, or MAA, with the European Medicines Agency in the first half of 2025.

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

In October 2024, we received comments from the FDA regarding our proposed Phase 3 design, and we are in the process of finalizing the protocol for our planned Phase 3 study. We anticipate the initiation of a Phase 3 program by the end of 2024.

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

We are conducting a Phase 2 study of atumelnant in adult CAH patients. This open-label study is designed to evaluate the safety, efficacy, and pharmacokinetics of different doses of atumelnant. In addition, biomarkers, including serum androstenedione (A4) and 17 hydroxyprogesterone (17-OHP), will be measured as we seek to evaluate the potential efficacy of atumelnant. We reported positive initial findings from our ongoing Phase 2 study in June 2024. The initial findings showed profound and rapid reductions in mean A4 and 17-OHP with 80 mg of atumelnant and those reductions were sustained at 12 weeks. The initial data showed that atumelnant was well-tolerated with no treatment-related severe or serious adverse events. The three cohorts evaluating different doses of atumelnant in the CAH Phase 2 study have been fully enrolled and additional data from the study is expected by early 2025. We plan to meet with global regulatory authorities to align on a Phase 3 program in adult CAH patients, which we anticipate initiating in the first half of 2025, as well as a pediatric development program, which we plan to initiate in 2025.

We are also conducting a clinical trial of atumelnant in patients with Cushing’s disease. We entered into a Clinical Trial Agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose trial of atumelnant in ACTH dependent Cushing’s Syndrome, or ADCS. ADCS includes patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS. This open-label study is designed to evaluate safety, tolerability, and pharmacokinetics of different doses of atumelnant in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. We reported positive initial findings from our ongoing open-label Phase 1b/2a study in June 2024 and expect to initiate later stage clinical development in 2025.

Nonpeptide Drug Conjugate Platform

We have developed a first-in-class, non-radioactive, non-peptide drug conjugate, or NDC, linking an SST2 agonist with the cytotoxic drug monomethyl auristatin E, or MMAE, via a spacer and a cleavable linker for the treatment of NETs and potentially for use in other solid tumors that express SST2. The SST2 ligand on the NDC molecule binds to SST2 on the tumor cell surface and is internalized in the cell whereby enzymes cleave the MMAE and release it within the cell. MMAE is known to cause microtubule disruption leading to cell arrest and death. NETs are present in approximately 175,000 adults in the United States. NETs are generally incurable when metastatic, regardless of tumor grade. Overall survival rates vary significantly by stage, grade, age at diagnosis, primary site, and time period of diagnosis. While somatostatin analogs have typically been used as first-line treatment, other therapies commonly used for advanced, metastatic disease include peptide receptor radionuclide therapy, or PRRT, targeted therapies like tyrosine kinase inhibitors, or TKIs, and chemotherapies like platinum/etoposide. We believe our NDC therapy will improve treatment of SST2+ NETs by stopping tumor progression and/or shrinking tumors. We plan to file an Investigational New Drug, or IND, application for our lead drug candidate, CRN09682, for NETs in early 2025.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of primary hyperparathyroidism, or PHPT and humoral hypercalcemia of malignancy, or HHM, and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can affect bone metabolism and calcium regulation. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels, or hypercalcemia, increased urine -calcium levels, or hypercalciuria, as well as decreased phosphate levels, or hypophosphatemia. Many patients experience no symptoms. Surgery is indicated in symptomatic patients and asymptomatic patients with target organ involvement to remove the tumor and/or hyperactive gland(s). For patients who decline or cannot undergo surgery, management with medical therapy is recommended. Symptomatic PHPT is characterized by skeletal, renal, cardiovascular, gastrointestinal, neurobehavioral and neuromuscular manifestations with increased mortality. PHPT incidence in the U.S. has been highly influenced by changes in medical practice with the emergence of increased serum calcium and PTH screening and is now estimated to be approximately 200,000 cases. HHM is caused by over-secretion of PTHrP by a malignant tumor and results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. Patients with HHM typically have advanced-stage cancers, present severely symptomatic and tend to have limited survival of several months. HHM occurs in approximately 20% of all cancer patients during their clinical course. We have identified investigational, orally available nonpeptide PTH antagonists that showed activity and drug-like properties in preclinical models. We have selected a development candidate and are conducting first-in-human enabling activities and plan to file an IND application in 2025.

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

Somatostatin receptor type 3 (SST3) is expressed in cyst lining cells in ADPKD patients and localizes in cilia. As SST3 couples to the inhibitory Gi-proteins, a selective SST3 agonist decreases adenylyl cyclase activity and cAMP formation, thus inhibiting cystogenesis in ADPKD. We have identified an investigational, orally available selective SST3 nonpeptide agonist for the treatment of ADPKD and are conducting first-in-human enabling activities and plan to file an IND application in 2025.

Thyroid Stimulating Hormone Receptor Antagonist

We are developing thyroid-stimulating hormone receptor, or TSHR, antagonists for the treatment of Graves’ disease and Thyroid Eye Disease, or TED, or Grave’s orbitopathy. Graves’ disease is an autoimmune condition that affects approximately 1 in 100 people in the United States and 2-3% of the population worldwide. It is characterized by the production of autoantibodies against TSHR, and the pathology of Graves’ disease is driven by these TSHR stimulatory antibodies, or TSAb, that result in heightened activation of TSHR. This overstimulation results in hyperthyroidism due to excessive production of thyroid hormones. Approximately 30% of Graves’ disease patients also develop TED due to overactivation of TSHR in orbital fibroblasts leading to excessive production of hyaluronic acid, adipogenesis, cytokine production, and fibrosis. This causes a constellation of debilitating symptoms including pain, swelling, blurry vision, diplopia, and proptosis. Several long-standing treatments for Graves’ hyperthyroidism are available including anti-thyroid drugs, radioactive iodine, or RAI, and surgery. RAI and surgery are definitive treatments for Graves’ hyperthyroidism, but often result in hypothyroidism. In addition, none of the current treatments for Graves’ hyperthyroidism are effective in treating TED and, in some cases, such as with RAI, the treatments worsen the condition. Blocking TSHR activation directly via a TSHR antagonist may provide an important new therapeutic mechanism to treat patients with Graves’ disease that would effectively treat both the hyperthyroidism and TED. We have identified investigational, orally available nonpeptide TSHR antagonists that demonstrate activity in preclinical models and possess good drug-like properties. We have selected a development candidate and are conducting first-in-human enabling activities and plan to file an IND application in 2025.

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

Radionetics Oncology, Inc.

We formed Radionetics Oncology, Inc., or Radionetics, in October 2021. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, granting Radionetics an exclusive worldwide license to our technology for the development of radiotherapeutics and related radio-imaging agents in exchange for an equity stake in Radionetics, a warrant, or the Radionetics Warrant to purchase additional shares of common stock of Radionetics, potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales (see Note 11 to the condensed consolidated financial statements). In August 2023, we exercised the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock with an exercise price of $0.00001 per share and invested $5.0 million to purchase 14,404,656 shares of preferred stock in Radionetics along with new and existing investors who participated in the transaction. Subsequent to the

Radionetics Warrant exercise, we exchanged 60% of our total number of outstanding shares of Radionetics common stock for 32,344,371 shares of Radionetics preferred stock on a one-for-one basis. Additionally, in August 2023, the Radionetics License was amended to include additional sales milestones of up to $15.0 million. Following the amendment to the Radionetics License, we are eligible to receive total potential sales milestones in excess of $1.0 billion and single-digit royalties on net sales. In December 2023, Radionetics also completed a financing to sell additional shares of preferred stock to other investors. In June 2024, we amended the Radionetics License to reduce the number of development targets. Following the amendment to the Radionetics License, Crinetics is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales of the licensed targets and ownership of the non-license targets reverted back to Crinetics. In July 2024, Radionetics announced the formation of a strategic partnership with Eli Lilly and Company, or Lilly. Under the terms of the agreement, Radionetics received a $140 million upfront cash payment and Lilly obtained the exclusive right to acquire Radionetics upon conclusion of an exercise period for $1.0 billion. During the exercise period, Radionetics will continue to build out a proprietary pipeline of therapeutic assets. As of September 30, 2024, we have an approximately 25% ownership stake in Radionetics consisting of common and preferred stock.

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

Swiss operations

In September 2024, we established Crinetics Pharmaceuticals Europe GmbH, or CPEG, a wholly-owned subsidiary which was formed, among other things, to conduct various clinical and pre-commercialization activities for our product candidates in Europe.

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, the private placement of our preferred stock, and sales of our common stock. As of September 30, 2024, we had unrestricted cash, cash equivalents, and investment securities of $862.7 million. During the nine months ended September 30, 2024, the Company issued 1,223,775 shares of common stock pursuant to the 2019 ATM Offering (as defined below) for net proceeds of approximately $43.4 million and 928,912 shares of common stock pursuant to the 2024 ATM Offering (as defined below) for net proceeds of approximately $48.3 million, in each case, after deducting commissions. On February 27, 2024, the Company entered into a stock purchase agreement with certain investors named therein, or the Purchasers, pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of 8,333,334 shares of its common stock at a price of $42.00 per share for aggregate gross proceeds of approximately $350.0 million, before deducting offering expenses payable by the Company, or the Private Placement. The Private Placement closed on March 1, 2024. On March 19, 2024, the Company registered for resale the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024. On October 10, 2024, the Company completed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $50.00 per share, which included 1,500,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $542.9 million, after underwriting discounts and commissions and other offering costs of approximately $32.1 million.

We have incurred cumulative net losses since our inception and, as of September 30, 2024, we had an accumulated deficit of $871.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Revenues

To date, our revenues have been mainly derived from research grant awards and licenses, including the Radionetics License, the Sanwa License, and the Loyal License. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of September 30, 2024. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we may never generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

License revenues for the nine months ended September 30, 2024 were primarily derived from the Sanwa License. There were no license revenues for the three months ended September 30, 2024.

License revenues for the nine months ended September 30, 2023 were primarily derived from the Sanwa License and the Loyal License. License revenues for the three months ended September 30, 2023 were primarily derived from the Sanwa License.

Clinical supply revenues

On June 14, 2022, we and Sanwa, entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the nine months ended September 30, 2024 and 2023, we recognized $0.1 million and $0.4 million, respectively, of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. No significant supply purchases were made by Sanwa through the Sanwa Clinical Supply Agreement during each of the three months ended September 30, 2024 and 2023.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the nine months ended September 30, 2024 and 2023 related to the research and development of paltusotine, atumelnant, and discovery. We deploy our personnel and facility related resources across all of our research and development activities.

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
the number of product candidates;
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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Dollar
	2024	2023	Change
Revenues	$—	$346	$(346)
Operating expenses:
Research and development	61,905	43,839	18,066
General and administrative	25,892	15,484	10,408
Total operating expenses	87,797	59,323	28,474
Loss from operations	(87,797)	(58,977)	(28,820)
Other income, net	10,969	2,516	8,453
Loss before equity method investment	(76,828)	(56,461)	(20,367)
Loss on equity method investment	—	(997)	997
Net loss	$(76,828)	$(57,458)	$(19,370)

Revenues. There were no revenues during the three months ended September 30, 2024. Revenues during the three months ended September 30, 2023 related to the Sanwa License.

Research and development expenses. Research and development expenses were $61.9 million and $43.8 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $9.8 million, increased manufacturing activities costs of $3.4 million, and increased outside services costs of $2.7 million, all of which were driven by the advancement of our clinical programs and the expansion of our preclinical portfolio. In addition, facilities and related costs increased by $2.2 million primarily due to the move to our new corporate office.

The following table summarizes our primary external and internal research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Dollar
	2024	2023	Change
External research and development expenses:
Clinical trials	$10,131	$10,431	$(300)
Contract manufacturing	7,104	3,680	3,424
Preclinical studies	4,213	3,877	336
Outside services	6,455	3,771	2,684
Other external research and development	11	6	5
Total external research and development expenses	27,914	21,765	6,149
Internal expenses:
Payroll and benefits	19,625	14,298	5,327
Stock-based compensation	10,556	6,088	4,468
Facilities and related	2,847	638	2,209
Other internal research and development	963	1,050	(87)
Total internal research and development expenses	33,991	22,074	11,917
Total research and development expenses	$61,905	$43,839	$18,066

The following table summarizes our research and development expenses by program for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Dollar
	2024	2023	Change
Paltusotine	$12,749	$12,374	$375
Atumelnant	6,341	3,606	2,735
CRN04777	—	1,501	(1,501)
Discovery	6,603	3,663	2,940
Payroll and benefits	19,625	14,298	5,327
Stock-based compensation	10,556	6,088	4,468
Other	6,031	2,309	3,722
Total research and development expenses	$61,905	$43,839	$18,066

Research and development expenses for our paltusotine program were $12.7 million and $12.4 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to increased spending on manufacturing activities of $2.0 million and an increase in outside services costs of $0.7 million offset by a $1.5 million decrease in clinical and regulatory costs, and a $0.8 million decrease in nonclinical activities.

Research and development expenses for our atumelnant program were $6.3 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to increased spending on clinical development activities of $1.6 million, a $0.7 million increase in preclinical activities, and increased spending on manufacturing activities of $0.5 million.

Research and development expenses for our CRN04777 program were zero and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to the clinical hold received from the FDA in November 2022 which delayed the advancement of CRN04777 prior to its discontinuation of clinical development.

Research and development expenses for our discovery programs were $6.6 million and $3.7 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in spending in manufacturing activities of $1.4 million and an increase in spending on preclinical activities of $1.6 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $19.6 million and $14.3 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for stock-based compensation were $10.6 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $6.0 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in facilities expenditures of $2.2 million and an increase in outside services costs of $0.9 million.

General and administrative expenses. General and administrative expenses were $25.9 million and $15.5 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to increases in personnel costs of $7.0 million and an increase in outside services costs of $1.9 million. When compared to the three months ended September 30 2023, personnel expenses for the three months ended September 30, 2024 reflected a higher headcount and an increase of $2.6 million in non-cash stock-based compensation expense. The increase in outside services costs is primarily driven by costs associated with commercial planning for paltusotine. In addition, facilities and related costs increased by $0.7 million primarily due to the move to our new corporate office.

Other income, net. Other income, net was $11.0 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily due to income generated by our investment securities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,		Dollar
	2024	2023	Change
Revenues	$1,039	$4,013	$(2,974)
Operating expenses:
Research and development	173,590	122,947	50,643
General and administrative	71,558	41,016	30,542
Total operating expenses	245,148	163,963	81,185
Loss from operations	(244,109)	(159,950)	(84,159)
Other income, net	26,766	6,515	20,251
Loss before equity method investment	(217,343)	(153,435)	(63,908)
Loss on equity method investment	(470)	(997)	527
Net loss	$(217,813)	$(154,432)	$(63,381)

Revenues. Revenues during the nine months ended September 30, 2024 relate to the Sanwa License. Revenues during the nine months ended September 30, 2023 include approximately $2.1 million from the Loyal License, which was entered into during the first quarter of 2023, in addition to $1.5 million and $0.4 million related to the Sanwa License and Sanwa Clinical Supply Agreement, respectively.

Research and development expenses. Research and development expenses were $173.6 million and $122.9 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $30.8 million, increased manufacturing activities costs of $9.6 million, increased outside services costs of $8.4 million, and increased facilities and related costs of $6.1 million associated with the move to our new corporate office, offset by a decrease in nonclinical activities of $3.9 million.

The following table summarizes our primary external and internal research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months ended September 30,		Dollar
	2024	2023	Change
External research and development expenses:
Clinical trials	$29,673	$30,352	$(679)
Contract manufacturing	19,078	9,443	9,635
Preclinical studies	8,329	12,230	(3,901)
Outside services	18,826	10,458	8,368
Other external research and development	24	27	(3)
Total external research and development expenses	75,930	62,510	13,420
Internal expenses:
Payroll and benefits	56,211	38,621	17,590
Stock-based compensation	29,612	16,367	13,245
Facilities and related	8,518	2,372	6,146
Other internal research and development	3,319	3,077	242
Total internal research and development expenses	97,660	60,437	37,223
Total research and development expenses	$173,590	$122,947	$50,643

The following table summarizes our research and development expenses by program for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months ended September 30,		Dollar
	2024	2023	Change
Paltusotine	$37,547	$34,917	$2,630
Atumelnant	15,299	9,250	6,049
CRN04777	633	7,309	(6,676)
Discovery	17,846	8,803	9,043
Payroll and benefits	56,211	38,621	17,590
Stock-based compensation	29,612	16,367	13,245
Other	16,442	7,680	8,762
Total research and development expenses	$173,590	$122,947	$50,643

Research and development expenses for our paltusotine program were $37.5 million and $34.9 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to increased spending on manufacturing activities of $5.9 million and an increase in outside services costs of $2.6 million offset by a $5.0 million decrease in clinical and regulatory costs.

Research and development expenses for our atumelnant program were $15.3 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to increased clinical and regulatory costs of $4.1 million and a $2.0 million increase in spending on manufacturing activities.

Research and development expenses for our CRN04777 program were $0.6 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to the clinical hold received from the FDA in November 2022, which delayed the advancement of CRN04777 prior to its discontinuation of clinical development.

Research and development expenses for our discovery programs were $17.8 million and $8.8 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in outside services costs of $2.8 million, an increase in spending on manufacturing and lab supplies of $3.6 million and an increase in spending on preclinical activities of $2.4 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $56.2 million and $38.6 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for stock-based compensation were $29.6 million and $16.4 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $16.5 million and $7.7 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in facilities expenditures of $6.1 million and an increase in outside services costs of $1.5 million.

General and administrative expenses. General and administrative expenses were $71.6 million and $41.0 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $18.3 million and an increase in outside and professional services costs of $7.7 million. When compared to the nine months ended September 30, 2023, personnel expenses for the nine months ended September 30, 2024 reflected a higher headcount and an increase of $8.0 million in non-cash stock-based compensation expense. The increase in outside and professional services costs is primarily driven by costs associated with commercial planning for paltusotine. In addition, facilities and related costs increased by $2.4 million primarily due to the move to our new corporate office.

Other income, net. Other income, net was $26.8 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to income generated by our investment securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2024, we had unrestricted cash, cash equivalents and investment securities of $862.7 million and an accumulated deficit of $871.5 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(161,296)	$(127,792)
Net cash used in investing activities	(32,729)	(113,105)
Net cash provided by financing activities	456,397	351,019
Net change in cash, cash equivalents and restricted cash	$262,372	$110,122

Operating Activities. Net cash used in operating activities was $161.3 million and $127.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash used in operations was primarily attributable to higher personnel costs. The net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to our net loss of $217.8 million adjusted for $44.6 million of noncash charges, primarily for stock-based compensation, and a $11.9 million change in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2023 was primarily due to our net loss of $154.4 million adjusted for $26.9 million of noncash charges, primarily for stock-based compensation.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. In addition to these activities, during the nine months ended September 30, 2023, we also invested $5.0 million to purchase preferred stock in Radionetics Oncology, Inc. with no similar activity during the nine months ended September 30, 2024. Such activities resulted in a net outflow of funds of approximately $32.7 million during the nine months ended September 30, 2024, compared to a net outflow of funds of approximately $113.1 million during the nine months ended September 30, 2023.

Financing activities. Net cash provided by financing activities was $456.4 million and $351.0 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash provided by financing activities during 2024 and 2023 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options.

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

On June 21, 2024, we entered into a Sales Agreement, or the 2024 Sales Agreement, with the Sales under which we may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents, or the 2024 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the 2024 Sales Agreement. The 2024 Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the year ended December 31, 2023, the Company issued 1,344,865 shares of common stock in the 2019 ATM Offering for net proceeds of approximately $40.6 million, after deducting commissions. During the nine months ended September 30, 2024, the Company issued 1,223,775 shares of common stock pursuant to the 2019 ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions. No shares of common stock were issued pursuant to the 2019 ATM Offering during the three months ended September 30, 2024. During each of the three and nine months ended September 30, 2024, the Company issued 928,912 shares of common stock pursuant to the 2024 ATM Offering for net proceeds of approximately $48.3 million, after deducting commissions.

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

On October 10, 2024, the Company completed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $50.00 per share, which included 1,500,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $542.9 million, after underwriting discounts and commissions and other offering costs of approximately $32.1 million.

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

In January 2017, we formed CAPL, a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange rate risk. The functional currency of CAPL is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the condensed consolidated statements of operations and totaled $32,000 and ($121,000) for the three and nine months ended September 30, 2024, respectively, and ($41,000) and (102,000) for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024 and 2023, the impact of a theoretical 10% change in the exchange rate of the Australian dollar would not result in a material gain or loss. To date, we have not hedged exposures denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

None of our officers (as defined in Rule 16a–1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	12/12/2023
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
10.1	Consulting Agreement, effective as of October 15, 2024, between Crinetics Pharmaceuticals, Inc. and James Hassard.	8-K	001-38583	10.1	10/16/2024
10.2	Separation and Release Agreement, dated October 10, 2024, between Crinetics Pharmaceuticals, Inc. and James Hassard.	8-K	001-38583	10.2	10/16/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: November 12, 2024	By:	/s/ Marc J.S. Wilson
Marc J.S. Wilson
Chief Financial Officer
(Principal financial and accounting officer)