Form 10-K
period 2024-12-31
Crinetics Pharmaceuticals, Inc.
filed 2025-02-27
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38583

Crinetics Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3744114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
f t
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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.5 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on such date of $44.79 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 21, 2025 was 93,048,538.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

CRINETICS PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

i

PART I

Forward-Looking Statements

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

We use our registered trademark Crinetics in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we or the respective owners will not assert, to the fullest extent under applicable law, any and all rights to these trademarks and tradenames.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors,” included in this report. These risks include, but are not limited to, the following:

•
We have a limited operating history, have incurred operating losses since our inception and expect to incur losses. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•
We will require substantial additional financing to achieve our goals, and failure to obtain this necessary capital when needed on acceptable terms, or at all, could lead us to delay, limit, reduce, abandon or terminate our product development programs, commercialization efforts or other operations.
•
We are in the development stages of our company and have two product candidates in clinical development. All of our other research programs are still in the preclinical or discovery stage. If we are unable to successfully develop any product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•
We face competition from entities that have developed or may develop somatostatin agonist products and other competitive candidates. If these companies develop competing technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected.
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

Item 1. Business

Business overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology, including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our lead product candidate is paltusotine, which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors, or NETs. Our second product candidate is atumelnant (formerly CRN04894), which is in clinical development for congenital adrenal hyperplasia, or CAH, and patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS. We are advancing additional product candidates through preclinical discovery and development studies. Our vision is to build a premier, endocrine-focused, global biopharmaceutical company that consistently pioneers new therapeutics that improve the lives of patients.

We focus on the discovery and development of nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and endocrine-related tumors. Our pipeline consists of the following product candidates:

Paltusotine (SST2 Agonist Program)

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide somatostatin receptor type 2, or SST2, agonists designed for the treatment of acromegaly and carcinoid syndrome associated with NETs. Somatostatin is a neuropeptide hormone that broadly inhibits the secretion of other hormones, including growth hormone, or GH, from the pituitary gland. Acromegaly arises from a benign pituitary tumor that secretes excess GH that, in turn, causes excess secretion of insulin-like growth factor-1, or IGF-1, by the liver. This loss of homeostasis in the GH axis results in excess tissue growth and other adverse metabolic effects throughout the body. We estimate that up to 27,000 people in the United States have been diagnosed with acromegaly, and depending on surgical success, we estimate that approximately 11,000 are candidates for chronic pharmacological intervention, of which somatostatin peptide analog depot injections are the primary pharmacotherapy. Carcinoid syndrome occurs when NETs, which originate from neuroendocrine cells commonly found in the gut, lung or pancreas, secrete hormones or other chemical substances into the bloodstream that cause severe flushing or diarrhea, among other symptoms. Approximately 175,000 adults in the United States are diagnosed with NETs. Of these, it is estimated that approximately 33,000 patients have carcinoid syndrome. Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become the first-line standard of care as detailed in National Comprehensive Cancer Network, or NCCN, guidelines. These drugs require painful monthly or daily injections and, in the case of somatostatin peptide drugs, often fail to fully control the disease in many acromegaly or carcinoid syndrome patients.

To date, our clinical trials have shown that paltusotine was generally well tolerated among healthy adults and patients with acromegaly and with carcinoid syndrome.

Acromegaly

Our Phase 3 development program for paltusotine in acromegaly consisted of two placebo-controlled clinical trials, PATHFNDR-1 and PATHFNDR-2. The PATHFNDR-1 trial was designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who had been on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). We also conducted a second study, the PATHFNDR-2 trial, which was designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients who were not on pharmacological treatment and had elevated IGF-1 levels. The primary endpoint of both PATHFNDR studies was the proportion of patients with IGF-1 ≤ 1.0 ×ULN at the end of the treatment period on paltusotine as compared to placebo.

Positive topline data from the randomized controlled portion of the PATHFNDR-1 study was reported in September 2023, where the primary endpoint and all secondary endpoints of the study were achieved. Additionally, in the PATHFNDR-1 study, paltusotine was well tolerated and no serious or severe adverse events were reported in participants treated with paltusotine.

In March 2024, we reported positive topline results from the PATHFNDR-2 study. The study met statistical significance (p<0.0001) on the primary endpoint, and all secondary endpoints. Additionally, in PATHFNDR-2, paltusotine was generally well-tolerated and no serious adverse events were reported in participants treated with paltusotine.

The open label extension phases of both PATHFNDR trials are ongoing.

We believe that the results of the two trials could support global marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies. We submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for paltusotine for the proposed treatment and long-term maintenance therapy of acromegaly. We subsequently received notification of acceptance from the FDA on the status of the NDA submission and were granted a Prescription Drug User Fee Act, or PDUFA, Target Action Date of September 25, 2025. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly. We are also planning to file a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in the first half of 2025.

Carcinoid Syndrome

In March 2024, we reported positive topline results from our randomized, open-label, parallel group, multi-center Phase 2 study to assess safety, tolerability, pharmacokinetics, and efficacy of paltusotine in people living with carcinoid syndrome. A total of 36 participants were randomized to receive either 40 mg (n=18) or 80 mg (n=18) of paltusotine for eight weeks, with the ability to adjust dose based on tolerability or inadequate control of symptoms during the first four weeks of treatment. Results demonstrated that administration of paltusotine resulted in rapid and sustained reductions in bowel movement frequency and flushing episodes. Paltusotine was generally well-tolerated with a safety profile consistent with prior clinical studies, with no treatment-related severe or serious adverse events.

We have begun site activation activities for the CAREFNDR Phase 3 clinical trial in patients with carcinoid syndrome. CAREFNDR is designed as a double-blind, placebo-controlled, sixteen-week clinical trial to enroll carcinoid syndrome patients who are not on pharmacological treatment at baseline and are actively symptomatic. The primary endpoint of the CAREFNDR trial is the percentage change in the frequency of flushing episodes at week 12. In addition, a key secondary endpoint measures the change in bowel movement frequency at week 12. The CAREFNDR trial is designed to capture other efficacy endpoints including severity of flushing and urgency of bowel movements.

Atumelnant (ACTH Antagonist)

Atumelnant (formerly CRN04894) is our investigational, orally available, nonpeptide product candidate designed to antagonize the adrenocorticotrophic hormone, or ACTH, receptor. It is intended for the treatment of diseases caused by excess ACTH, including CAH and ACTH-dependent Cushing’s Syndrome, or ADCS, which includes patients with either Cushing's disease or EAS. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a breakdown of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. Cushing’s disease results from a pituitary tumor that secretes excess ACTH, and EAS results from non-pituitary ectopic tumors which secrete ACTH. The excess secretion of ACTH causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. Based on genetic incidence rates, there are an estimated 27,000 patients with classic CAH in the United States, and we estimate that approximately 17,000 patients are potential candidates for treatment with atumelnant. We estimate there are over 11,000 patients with Cushing’s disease in the United States, of which approximately 5,000 patients are potential candidates for treatment with atumelnant.

We conducted a double-blind, randomized, placebo-controlled Phase 1 study of atumelnant in healthy volunteers to assess the safety and tolerability of single and multiple doses of atumelnant. In addition, the study was designed to measure the effect of atumelnant on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation. In May 2022, we announced positive topline data from the Phase 1 study in healthy volunteers which showed atumelnant was well tolerated and demonstrated dose-dependent increases in atumelnant plasma concentrations. We believe atumelnant demonstrated pharmacologic proof-of-concept, as the Phase 1 results showed dose-dependent reductions of both basal cortisol and elevated cortisol following an ACTH challenge. All adverse events were considered mild to moderate and there were no serious adverse events.

Congenital Adrenal Hyperplasia

We conducted a Phase 2 study of atumelnant in adult CAH patients. This open-label study was designed to evaluate the safety, efficacy, and pharmacokinetics of different doses of atumelnant. In addition, biomarkers, including serum androstenedione (A4) and 17 hydroxyprogesterone (17-OHP), were measured to evaluate the potential efficacy of atumelnant. We reported positive initial findings from our Phase 2 study in June 2024 and topline data from 28 patients in January 2025. Atumelnant demonstrated statistically significant reductions of A4 at the first 2-week time point in all dose groups (40 mg, 80 mg, and 120 mg). These effects were sustained through the 12-week prespecified primary endpoint where the degree of suppression was dose dependent and statistically significant. The data showed that atumelnant was well-tolerated with no treatment-related severe or serious adverse events. We plan to initiate a Phase 3 program in adult CAH patients in the first half of 2025. We also plan to initiate a Phase 2b/3 pediatric development program in the second half of 2025.

ACTH-Dependent Cushing’s Syndrome

We are also conducting a clinical trial of atumelnant in patients with ADCS, including those with Cushing’s disease and Ectopic ACTH Syndrome. We entered into a clinical trial agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose trial of atumelnant in ADCS. This open-label study is designed to evaluate safety, tolerability, and pharmacokinetics of different doses of atumelnant in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. We reported positive initial findings from our ongoing open-label Phase 1b/2a study in June 2024 and expect to initiate later stage clinical development in 2025.

CRN09682 (nonpeptide drug conjugate for SST2 positive solid tumors)

We have developed a first-in-class, non-radioactive, nonpeptide drug conjugate, or NDC, linking an SST2 agonist with the cytotoxic drug monomethyl auristatin E, or MMAE, via a spacer and a cleavable linker for the treatment of NETs and potentially for use in other solid tumors that express SST2, or SST+ tumors. The SST2 ligand on the NDC molecule binds to SST2 on the tumor cell surface and is internalized by the cell where enzymes cleave the MMAE and release it. MMAE is a payload that causes microtubule disruption leading to cell arrest and death. Approximately 140,000 adults in the United States have SST2+ NETs, and many other tumor types express SST2. NETs are generally incurable when metastatic, regardless of tumor grade. Overall survival rates vary significantly by stage, grade, age at diagnosis, primary site, and time period of diagnosis. While somatostatin analogs have typically been used as first-line treatment, other therapies commonly used for advanced, metastatic disease include peptide receptor radionuclide therapy, or PRRT, targeted therapies like tyrosine kinase inhibitors, or TKIs, and chemotherapies like platinum/etoposide. We believe our NDC therapy has the potential to improve treatment of SST2+ NETs by stopping tumor progression and/or shrinking tumors. We plan to file an Investigational New Drug, or IND, application for our lead drug candidate, CRN09682, for NETs in early 2025.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of primary hyperparathyroidism, or PHPT and humoral hypercalcemia of malignancy, or HHM, and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can affect bone metabolism and calcium regulation. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels, or hypercalcemia, increased urine-calcium levels, or hypercalciuria, as well as decreased phosphate levels, or hypophosphatemia. Many patients experience no symptoms. Surgery is indicated in symptomatic patients and asymptomatic patients with target organ involvement to remove the tumor and/or hyperactive gland(s). For patients who decline or cannot undergo surgery, management with medical therapy is recommended. Symptomatic PHPT is characterized by skeletal, renal, cardiovascular, gastrointestinal, neurobehavioral and neuromuscular manifestations with increased mortality. PHPT incidence in the U.S. has been highly influenced by changes in medical practice with the emergence of increased serum calcium and PTH screening and is now estimated to be approximately 200,000 cases. HHM is caused by over-secretion of PTHrP by a malignant tumor and results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. Patients with HHM typically have advanced-stage cancers, present severely symptomatic and tend to have limited survival of several months. HHM occurs in approximately 20% of all cancer patients during their clinical course. We have identified investigational, orally available nonpeptide PTH antagonists that showed activity and drug-like properties in preclinical models. We have selected a development candidate and are conducting first-in-human enabling activities and plan to file an IND application in 2025.

Thyroid Stimulating Hormone Receptor Antagonist

We are developing thyroid-stimulating hormone receptor, or TSHR, antagonists for the treatment of Graves’ disease and Thyroid Eye Disease, or TED, or Grave’s orbitopathy. Graves’ disease is an autoimmune condition that affects approximately 1 in 100 people in the United States and 2-3% of the population worldwide. It is characterized by the production of autoantibodies against TSHR, and the pathology of Graves’ disease is driven by these TSHR stimulatory antibodies, or TSAb, that result in heightened activation of TSHR. This overstimulation results in hyperthyroidism due to excessive production of thyroid hormones. Some Graves’ disease patients also develop TED due to overactivation of TSHR in orbital fibroblasts leading to excessive production of hyaluronic acid, adipogenesis, cytokine production, and fibrosis. This causes a constellation of debilitating symptoms including pain, swelling, blurry vision, diplopia, and proptosis. Several treatments for Graves’ hyperthyroidism are available including anti-thyroid drugs, radioactive iodine, or RAI, and surgery. RAI and surgery are definitive treatments for Graves’ hyperthyroidism, but often result in hypothyroidism. In addition, none of the current treatments for Graves’ hyperthyroidism are effective in treating TED and, in some cases, such as with RAI, the treatments worsen the condition. Blocking TSHR activation directly via a TSHR antagonist may provide an important new therapeutic mechanism to treat patients with Graves’ disease that would effectively treat both the hyperthyroidism and TED. We have identified investigational, orally available nonpeptide TSHR antagonists that demonstrate activity in preclinical models and possess good drug-like properties. We have selected a development candidate and are conducting first-in-human enabling activities and plan to file an IND application in 2025.

SST3 Agonist Program for the Treatment for Autosomal Dominant Polycystic Kidney Disease

Autosomal Dominant Polycystic Kidney Disease, or ADPKD, is the most frequent genetic cause of chronic kidney disease, affecting more than 300,000 individuals, and is the fourth leading cause of end-stage renal disease. ADPKD is caused by mutations in the PKD1 or PKD2 genes, which encode the polycystin 1 or 2 proteins (PC1 and PC2) and is characterized by the growth of numerous fluid-filled cysts causing kidney injury and progressive loss of kidney functions. Increasing evidence points toward a model where loss of polycystin function in cilia of kidney epithelial cells might be the driver of cystogenesis observed in ADPKD. In healthy individuals, PC1 and PC2 form channels in the cilia of epithelial cells that contribute to maintain high calcium levels in this cellular compartment. In ADPKD, a decrease in ciliary calcium levels due to the loss of PC1 or PC2 function activates adenylyl cyclase 5/6, increasing ciliary cAMP, a molecule that plays a key role in cell differentiation and proliferation. Somatostatin receptor type 3 (SST3) is expressed in cyst lining cells in ADPKD patients and localizes in cilia. As SST3 couples to the inhibitory Gi-proteins, a selective SST3 agonist decreases adenylyl cyclase activity and cAMP formation, thus inhibiting cystogenesis in ADPKD. We have identified an investigational, orally available selective SST3 nonpeptide agonist for the treatment of ADPKD and are conducting first-in-human enabling activities and plan to file an IND application in 2025.

Research Discovery

Patients with many other debilitating endocrine diseases and endocrine related tumors await new therapeutic options, and we continuously evaluate and prioritize where to deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional unmet medical needs. Our drug discovery and development efforts are focused on endocrine, metabolism, and targeted therapeutics.

Endocrine: Our deep understanding of endocrine systems and patient needs have produced a robust pipeline of transformative novel molecules that are purposefully designed to meet the needs of patients. We focus on developing innovative nonpeptide drug candidates with unique methods of action, targeting particular endocrine pathways, including non-traditional ones, where modulating irregular hormone secretion can lead to improving conditions that significantly impact patients’ lives.

Metabolism: Metabolic disorders including diabetes, obesity, and others impact the lives of hundreds of millions of people across the world and their effects on patients are significant and varied. Many of these disorders are a result of the dysregulation of key metabolic hormones, including insulin, glucagon, glucagon-like peptide-1, gastric inhibitory polypeptide, and others. Crinetics’ understanding of these hormonal pathways and the GPCRs that control them coupled with our expertise in developing nonpeptides with specific pharmacologies allows us to create new molecules with the chance to improve the lives of patients with metabolic diseases.

Targeted Therapies: Our efforts in precision oncology began with developing nonpeptide, GPCR-targeted radioligands for the imaging and treatment of a broad range of endocrine receptor-driven cancers, ultimately leading to the formation of Radionetics Oncology, Inc. in 2021. Our continued dedication to this concept has led to our latest novel development program that is exploring a new modality known as NDCs, a unique therapeutic approach that leverages endocrine receptors for highly selective targeting of anti-tumor agents.

All of our product candidates have been discovered, characterized and developed internally and are the subject of composition of matter patent applications. We do not have any royalty obligations and have retained worldwide rights to commercialize our product candidates, except with respect to the exclusive right to develop and commercialize paltusotine in Japan pursuant to the Sanwa License (as defined below), the exclusive right to certain radiotherapeutics technology pursuant to the Radionetics License (as defined below), and the exclusive right to develop and commercialize CRN01941, a separate SST2 agonist licensed to Cellular Longevity Inc., doing business as Loyal, for veterinary use, or the Loyal License.

Radionetics Oncology, Inc.

We formed Radionetics Oncology, Inc., or Radionetics, in October 2021 together with 5AM Ventures and Frazier Healthcare Partners. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, granting Radionetics an exclusive world-wide license to certain targets for the development of radiotherapeutics and related radio-imaging agents. As of December 31, 2024, we had an approximate 25% ownership stake in Radionetics consisting of common and preferred stock. In addition to our equity stake in Radionetics, Crinetics is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales of the licensed targets. In July 2024, Radionetics announced the formation of a strategic partnership with Eli Lilly and Company, or Lilly. Under the terms of the agreement, Radionetics received an upfront cash payment of $140 million and Lilly obtained the exclusive right to acquire Radionetics for $1.0 billion upon conclusion of an exercise period. During the exercise period, Radionetics will continue to build out a proprietary pipeline of therapeutic assets.

Our strategy

Our objective is to transform the treatment of endocrine diseases and endocrine-related tumors by creating a diversified portfolio of novel therapeutics that will advance the standard of care. To achieve this objective, we are pursuing the following strategy:

•
Focus on endocrine diseases and endocrine-related tumors with significant unmet medical need. There are numerous endocrine diseases and endocrine-related tumors for which currently available pharmacological therapies (when they exist) have significant limitations in efficacy, safety and/or tolerability. Patients living with these diseases often experience significant morbidity, mortality and/or poor quality of life. We are focused on discovering, developing, and commercializing therapies for multiple indications across endocrinology to advance the standard of care for these patients.
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
•
Retain significant development and commercial rights to our product candidates. We intend to commercialize our product candidates in the U.S. and Europe if approved by regulators, and we are evaluating other global markets. In February 2022, we entered into the Sanwa License pursuant to which Sanwa has the exclusive right to commercialize paltusotine in Japan. In the future, we may enter into additional distribution or licensing arrangements for commercialization rights for other product candidates.
•
Maintain an entrepreneurial, scientifically rigorous, and inclusive corporate culture where employees are fully engaged and strive to bring improved therapeutic options to patients. The patients we seek to treat often have limited treatment options with significant drawbacks and often limited efficacy, safety and/or tolerability. We are passionate about developing new pharmacological therapies to help these patients better control their diseases and to reduce the impact of these diseases on their daily lives. We believe that building a successful and sustainable endocrine company requires not just specific expertise in multiple areas of drug discovery, development, and commercialization, but a team-oriented culture that integrates and harnesses the creative energy, scientific insights and passion of the entire organization.

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

Somatostatin receptor type 2 agonists for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors

Our lead product, paltusotine, is an oral selective nonpeptide SST2 agonist in clinical development for the treatment of acromegaly and carcinoid syndrome. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly. Results from our Phase 1 trial of paltusotine demonstrated initial clinical proof-of-concept based on observed suppression of GH and IGF-1 secretion in healthy volunteers. In October 2020, we announced positive topline results from the ACROBAT Edge and Evolve Phase 2 trials in acromegaly. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained IGF-1 levels at Week 13 in acromegaly patients who were switched from an injected somatostatin receptor ligand depot of either octreotide or lanreotide monotherapy. Our Phase 3 development program for paltusotine in acromegaly consisted of two placebo-controlled clinical trials, PATHFNDR-1 and PATHFNDR-2. Positive topline data from the randomized controlled portions of the PATHFNDR-1 and PATHFNDR-2 studies was reported in September 2023 and March 2024, respectively. We submitted an NDA to the FDA for paltusotine for the proposed treatment and long-term maintenance therapy of acromegaly subsequently received notification of acceptance from the FDA on the status of the NDA submission and were granted a Prescription Drug User Fee Act, or PDUFA, Target Action Date of September 25, 2025. We are also planning to file an MAA, with the EMA in the first half of 2025.

We conducted a Phase 2 randomized, open-label, parallel group, multi-center study to assess safety, tolerability, pharmacokinetics, and efficacy of paltusotine in people living with carcinoid syndrome. Positive initial findings were reported in December 2023, and in March 2024, we reported positive topline results. We have initiated the CAREFNDR Phase 3 clinical trial in patients with carcinoid syndrome. CAREFNDR is designed as a double-blind, placebo-controlled, sixteen-week clinical trial to enroll carcinoid syndrome patients who are not on pharmacological treatment and are actively symptomatic.

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

Acromegaly is often suspected when the patient exhibits enlargement of extremities and an alteration of facial features. Pituitary tumors are also often found during clinical workup for severe headaches, vision changes or incidentally on cranial imaging initiated for other reasons. Elevation of serum IGF-1 levels confirms the suspicion of acromegaly, but a formal diagnosis requires lack of suppression of serum GH levels in response to an oral glucose tolerance test. A magnetic resonance imaging (MRI) or computerized tomography (CT) scan of the pituitary is then used to locate the tumor, determine its size and assess the potential for surgical intervention. It is estimated that there are up to 27,000 patients in the United States with acromegaly, 11,000 of whom we estimate are candidates for pharmacotherapy.

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

We believe that a once-daily oral nonpeptide somatostatin agonist that reduces excess GH secretion and normalizes IGF-1 levels in acromegaly patients would represent a major clinical advance over currently available therapies that offer limited disease control and involve painful injections and frequent physician office visits. Additionally, we believe it should allow physicians to more quickly determine optimal dosing regimens compared to existing depot therapies.

Carcinoid syndrome background

NETs arise from cells of the enteroendocrine system in the gastrointestinal tract (approximately 70% of cases) but can also arise from neuroendocrine cells in the lung (approximately 25% of cases) or, more rarely, the pancreas. These tumors are usually slow growing and often initially asymptomatic. Therefore, many patients are only diagnosed at a time of extensive metastatic disease, and these patients can progress to liver failure. In approximately 19% of cases, these tumors are associated with excess secretion of serotonin resulting in carcinoid syndrome, which is characterized by severe diarrhea and flushing. Approximately 175,000 adults in the United States are diagnosed with NETs, of which it is estimated that approximately 33,000 patients have carcinoid syndrome.

Current carcinoid syndrome treatments and limitations

Most NETs overexpress SST2 receptors and injected depots of peptide somatostatin analogs have become a standard of care for patients with carcinoid syndrome. While somatostatin analogs have been historically indicated primarily for patients with carcinoid syndrome, there is an evolving understanding of the positive impact of somatostatin analog treatment on the neuroendocrine tumor control. For example, lanreotide was approved for the treatment of gastroenteropancreatic NETs based on a long-term study that showed significant improvement in progression free survival. However, many patients eventually become increasingly resistant to somatostatin analogs requiring increased dosage of depot preparations or use short-acting analogs as an add-on therapy. In 2017, the serotonin synthesis inhibitor, telotristat, was approved for the treatment of carcinoid syndrome diarrhea in combination with injected somatostatin receptor ligands, or SRLs, therapy in adults inadequately controlled by SRLs therapy.

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

Paltusotine overview and clinical development

Paltusotine, our lead product candidate, establishes a new class of oral selective nonpeptide SST2 agonists designed for the treatment of acromegaly and carcinoid syndrome associated with NETs. It is designed to reduce excess GH secretion from benign pituitary tumors and normalize IGF-1 levels in patients with acromegaly. In vitro pharmacology experiments using the SST receptor subtypes showed paltusotine’s selectivity for SST2 was 4,000 times greater than the SST receptor subtypes. In addition to somatostatin receptor-directed pharmacology, paltusotine showed little off-target activity in a variety of assays for other GPCRs, enzymes, ion channels and transporters.

We began a Phase 1, double-blind, placebo-controlled trial in late 2017 to assess the safety, tolerability, PK, and PD of paltusotine in 99 healthy human volunteers. Subjects in the single ascending dose, or SAD, arm (up to 20 mg) were also evaluated for the ability of paltusotine to suppress GH secretion. Because GH secretion is pulsatile during the day, subjects in the first five SAD cohorts were given an intravenous bolus of GHRH (50 µg) to ensure a reliable window of high GH secretion. These GH responses were evaluated on day -1 (the day prior to dosing) and again on day 1 (the day of dosing either paltusotine or placebo). The ability of paltusotine to suppress serunm IGF-1 was evaluated in the multiple ascending dose, or MAD, cohorts.

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

The safety and tolerability of paltusotine in the trial was generally consistent with that of approved peptide somatostatin analogs. In the trial, paltusotine resulted in mild gastrointestinal disorders (such as abdominal pain, flatulence, abdominal distension, and diarrhea) in approximately 30% of subjects and mild elevations of pancreatic enzymes in approximately 10% of subjects. One subject experienced moderate abdominal pain after a single 40 mg dose. Additional adverse events included headache, dizziness and cardiac rhythm abnormalities (including nonsustained ventricular tachycardia, or NSVT) which were not dose dependent and also observed in placebo subjects and/or prior to dosing. One serious adverse event of moderate NSVT was observed following a single 1.25 mg dose and was considered unlikely to be related to paltusotine. Based on the conclusions from this Phase 1 clinical study, we selected 10 mg as the initial dose for our Phase 2 trials in acromegaly.

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

We announced positive topline results from the ACROBAT Phase 2 program in acromegaly in October 2020. The prespecified primary endpoint in Edge was achieved, showing that once daily oral paltusotine maintained insulin-like growth factor-1, or IGF-1, levels at Week 13 in acromegaly patients who were switched from an injected SRLs, depot of either octreotide or lanreotide monotherapy [change in IGF-1 = -0.034 (-0.107, 0.107), median (IQR)]. There were 25 patients enrolled in this prespecified primary analysis population (Group 1). During the four-week washout period after the 13-week treatment period, Group 1 patients showed a meaningful (>20%) and prompt (within two weeks) rise in IGF-1 levels from baseline, which provided evidence regarding the magnitude of therapeutic activity of oral paltusotine in acromegaly patients. Edge also enrolled an additional 22 patients into four different exploratory populations (Groups 2-5). The enrollment in Evolve was terminated early, enabling data to be available for the end of Phase 2 regulatory interactions on the Edge study

Post-hoc analyses of patients in Edge (Group 1; n=25) and Evolve (n=13) were conducted to explore the effect of paltusotine dose on IGF-1 suppression. These analyses provided evidence of a dose response across the dose range of 10 to 40 mg. Dose-dependent results were observed when evaluating the effect on IGF-1 levels from: 1) switching from injectable SRLs to paltusotine, and 2) withdrawing paltusotine during the washout phase. These data and ongoing exposure response analysis informed the selection of doses included the Phase 3 program.

Paltusotine was generally well tolerated among the 60 ACROBAT participants (including both Edge and Evolve), which was consistent with prior clinical findings in healthy volunteers. The most common treatment-emergent adverse events (>10%) included: headache, arthralgia, fatigue, peripheral swelling, paresthesia, and hyperhidrosis.

Our Phase 3 development program for paltusotine in acromegaly consisted of two placebo-controlled clinical trials, PATHFNDR-1 and PATHFNDR-2. The PATHFNDR-1 trial was designed as a double-blind, placebo-controlled, nine-month clinical trial of paltusotine in acromegaly patients with average IGF-1 levels less than or equal to 1.0 times the upper limit of normal, or ULN, and who had been on stable doses of somatostatin receptor ligand monotherapy (octreotide LAR or lanreotide depot). We also conducted a second study, the PATHFNDR-2 trial, which was designed as a double-blind, placebo-controlled, six-month clinical trial of acromegaly patients who were not on pharmacological treatment and had elevated IGF-1 levels. Two strata of subjects were enrolled in PATHFNDR-2, including subjects who were treatment-naive or not receiving medical therapy and who last received medical therapy at least four months prior to screening (Stratum 1), and subjects who were controlled on octreotide or lanreotide but agreed to wash out prior to beginning study treatment (Stratum 2). PATHFNDR-2 randomization was stratified to ensure equivalent active treatment versus placebo allocations in each stratum. We originally planned to enroll approximately 76 subjects based on the assumption that there would be an equal number of subjects in each stratum. Due to higher than expected enrollment of Stratum 1 patients, we increased the targeted sample size to 98 patients based on a prespecified sample size adjustment in order to ensure sufficient statistical power to detect a difference between the active and placebo groups for the study as a whole and to increase experience with paltusotine in naïve and untreated patients. The primary endpoint of both PATHFNDR studies was the proportion of patients with IGF-1 ≤ 1.0 ×ULN at the end of the treatment period on paltusotine as compared to placebo.

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

In March 2024, we reported positive topline results from the PATHFNDR-2 study. The study met statistical significance (p<0.0001) on the primary endpoint, based on the proportion of participants on paltusotine (56%) who achieved an IGF-1 level ≤ 1.0 xULN compared to those taking placebo (5%). All secondary endpoints also met statistical significance. In PATHFNDR-2, paltusotine was generally well-tolerated and no serious adverse events were reported in participants treated with paltusotine. The most commonly reported TEAEs in paltusotine-treated participants included: diarrhea (33% paltusotine vs. 18% PBO), headache (20% paltusotine vs. 33% PBO), arthralgia (11% paltusotine vs. 23% PBO) and abdominal pain (11% paltusotine vs. 4% PBO. The open label extension phases of the PATHFNDR trials are ongoing. We believe that the results of the two trials could support global marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies. On September 26, 2024, we announced that we had submitted an NDA to the FDA for paltusotine for the proposed treatment and long-term maintenance therapy of acromegaly. We received notification of acceptance from the FDA on the status of the NDA submission in December 2024, with a PDUFA Target Action Date of September 25, 2025. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly. We are also planning to file an MAA, with the European Medicines Agency in the first half of 2025.

Paltusotine in people living with carcinoid syndrome

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

We have initiated the CAREFNDR Phase 3 clinical trial in patients with carcinoid syndrome. CAREFNDR is designed as a double-blind, placebo-controlled, sixteen-week clinical trial to enroll carcinoid syndrome patients who are not on pharmacological treatment and are actively symptomatic. The primary endpoint of the CAREFNDR trial is the percentage change in the frequency of flushing episodes at week 12. In addition, a key secondary endpoint measures the change in bowel movement frequency at week 12. There are additional efficacy endpoints in the CAREFNDR trial including severity of flushing and urgency of bowel movements.

ACTH antagonists for the treatment of Congenital Adrenal Hyperplasia, Cushing’s disease, and other diseases of ACTH excess

We are developing atumelnant, an investigational, orally available, nonpeptide ACTH antagonist, designed to block the action of ACTH for CAH and Cushing’s disease. Atumelnant is intended for the treatment of diseases caused by excess ACTH. We have completed a Phase 1 study of atumelnant in healthy volunteers and open-label Phase 2 clinical studies are ongoing in patients with CAH and Cushing's disease.

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

CAH patients have a two-fold risk of bone fractures compared to the general population and commonly suffer from hypercholesterolemia, insulin resistance, and hypertension. Compared to the general population, CAH patients have a diminished life expectancy of 7 years, and more than 20% of CAH patients will die of a condition complicated by adrenal crisis. Therefore, we believe a significant unmet medical need exists for improved agents to treat both Cushing’s disease and CAH. Crinecerfont, an oral corticotropin-releasing factor type 1 receptor (CRF1) antagonist received marketing approval in December 2024 as an adjunctive treatment to glucocorticoid replacement to control androgens in adults and pediatric patients (4yrs of age and older) with classic CAH.

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

Preclinical development

ACTH acts through a peptide GPCR called the melanocortin type 2 receptor, or MC2R, that is specifically expressed in the adrenal gland. Activation of MC2 by ACTH results in increased synthesis of cAMP, enhanced synthesis and secretion of cortisol and hypertrophy of adrenal cells. Atumelnant is a potent, selective nonpeptide antagonist of MC2R designed to block ACTH action and prevent its excessive stimulation of the adrenal gland in Cushing’s disease and CAH patients. In vivo proof-of-concept is demonstrated by atumelnant’s capacity to block corticosterone secretion in a rodent ACTH-challenge model, which mimics aspects of Cushing’s disease.

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

With respect to paltusotine, injected peptide somatostatin agonists and GH receptor antagonists are the main medical therapies for acromegaly patients where surgery is unsuccessful. There are three injected somatostatin analogs approved for the treatment of acromegaly: octreotide (marketed by Novartis AG), lanreotide (marketed by Ipsen Biopharmaceuticals, Inc.) and pasireotide (marketed by Recordati Rare Diseases Inc.). Oral octreotide (marketed by Chiesi Farmaceutici) is approved in the U.S. for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. Pegvisomant (marketed by Pfizer Inc.) is a daily injectable growth hormone receptor antagonist and is generally used in patients not fully controlled on somatostatin analogs. Orally administered dopamine agonists, such as bromocriptine and cabergoline, are also used. In December 2021, the FDA approved a biosimilar of lanreotide injection, followed by the approval of a generic lanreotide injection in May 2024 for the treatment of acromegaly, carcinoid syndrome, and gastroenteropancreatic neuroendocrine tumors, or GEP-NETs. Both products are manufactured by Cipla Ltd. Additionally, in December 2023, the FDA approved an octreotide acetate injectable suspension for treating acromegaly and carcinoid syndrome. Other products in clinical development include new formulations of peptide somatostatin agonists (Camurus AB) and GH receptor antagonists (Alexion Pharmaceuticals, Inc./AstraZeneca PLC).

Injected depots of peptide somatostatin analogs are also used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by TerSera Therapeutics, Inc.) is an orally administered add-on therapy. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor-positive GEP-NETs. Camurus, Chiesi Farmaceutici, POINT Biopharma Global Inc., Exelixis, RayzeBio, and ITM Isotopen Technologien Munchen are currently engaged in Phase 3 trials of new compounds for use in the treatment of NETs and/or carcinoid syndrome symptoms. Other companies developing NETs therapeutics that target somatostatin receptors include Oranomed/RadioMedix, ASCIL Biopharm, Molecular Targeting Technologies Inc., Perspective Therapeutics, and Immunwork Inc.

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. The use of adrenal enzyme inhibitors (metyrapone, ketoconazole and more recently levoketoconazole which gained FDA approval in December 2021 and is marketed by Xeris Pharmaceuticals) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. A generic form of mifepristone has been approved for the treatment of endogenous Cushing’s syndrome. Osilodrostat (marketed by Recordati Rare Diseases Inc.), a cortisol synthesis inhibitor, is approved for the treatment of endogenous Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Other companies developing products for potential use in Cushing’s disease include Corcept Therapeutics, Inc., Sparrow Pharmaceuticals, and Lundbeck Pharmaceuticals. In December 2024, the FDA approved an oral corticotropin-releasing factor type 1 receptor (CRF1) antagonist, crinecerfont (marketed by Neurocrine Biosciences) as an adjunctive treatment of classic congenital adrenal hyperplasia. Neurocrine Biosciences is also developing a peptide CRF receptor antagonist for CAH. Other companies developing products for potential use in CAH include Lundbeck Pharmaceuticals, and OMass Therapeutics.

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

Intellectual property

We actively protect our commercially important proprietary technology by, among other methods, obtaining, maintaining, and defending our patent rights. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The period of patent term extension in the United States cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval of the product. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Some countries also provide mechanisms to recapture a portion of the patent term lost during regulatory review, similar to patent term extension in the United States. The amount of patent term that can be recaptured depends on the laws of the relevant jurisdictions. There is no guarantee that the applicable authorities, including the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors - Risks Related to Our Intellectual Property.”

We have filed numerous patent applications covering our internally developed product candidates in the United States and in jurisdictions outside of the United States, resulting in multiple issued patents. We file patent applications geographically broadly, in multiple pharmaceutical markets and in alignment with our commercial strategy. We pursue patent protection for inventions and improvements throughout development, including, when possible, compositions of matter, methods of use, dosage regimens, formulations, crystalline forms (polymorphs), manufacturing processes, and others.

We own multiple issued patents and pending patent applications relating to our lead product candidate paltusotine. Issued patents claiming the compound paltusotine as composition-of-matter have been obtained in the United States, Europe, China, and Japan, among other jurisdictions, and are estimated to expire in 2037, not including any available patent term adjustments or extensions. We own additional issued patents and pending patent applications relating to our lead product candidate paltusotine, its methods of use, dosage regimens, formulations, and crystalline forms (polymorphs), which, when issued, are estimated to expire between 2039 and 2044, not including any available patent term adjustments.

We own multiple issued patents and pending patent applications relating to our ACTH antagonist product candidate atumelnant. Issued patents claiming the compound atumelnant as composition-of-matter have been obtained in the United States and Japan, among other jurisdictions, and are estimated to expire in 2039, not including any available patent term adjustments or extensions. We own additional pending patent applications relating to our product candidate atumelnant, its methods of use, and crystalline forms (polymorphs), which, when issued, are estimated to expire between 2042 and 2044, not including any available patent term adjustments.

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

Commercialization

We have started to build the infrastructure to effectively support the commercialization of our product candidates in anticipation of a potential launch of paltusotine, subject to regulatory approvals. In December 2024 we appointed Isabel Kalofonos as Chief Commercial Officer, to lead our commercial strategy and operations.

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

For more information regarding the risks related to commercialization, see “Risk Factors – Risks related to commercialization of our product candidates.”

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with good laboratory practice regulations and other applicable regulations;
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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same pharmaceutical ingredient, or API, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same API, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications or dosages of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the API for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, or AMP, which went into effect on January 1, 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of February 24, 2025, we had 437 full-time employees, 100 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we rely on a number of consultants to assist us.

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

About Crinetics

We were formed as a Delaware corporation on November 18, 2008. In January 2017, we formed a wholly-owned Australian subsidiary, Crinetics Australia Pty Ltd, or CAPL, to conduct various preclinical and clinical activities for our development candidates in Australia. In September 2024, we established Crinetics Pharmaceuticals Europe GmbH ("CPEG"), a wholly-owned subsidiary which was formed, among other things, to conduct various development, regulatory and pre-commercialization activities for our product candidates in Europe.

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

Risks related to our limited operating history, financial position and capital requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to continue to incur losses. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2010 and we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering potential product candidates, conducting preclinical studies and clinical trials, and recently, pre-commercialization preparations. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. We have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We are not profitable and have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue from commercial sales. In addition, our product candidates, even if successfully developed and approved, may not achieve commercial success. We have incurred cumulative net losses since our inception and, as of December 31, 2024, we had an accumulated deficit of $952.1 million. Our losses have primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses, and we anticipate these losses will increase substantially as we continue our pre-clinical discovery programs and to develop, seek regulatory approval for and potentially commercialize any approved products.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of any increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could materially and adversely affect our business, prospects, results of operations and the trading price of our common stock.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could lead us to delay, limit, reduce, abandon or terminate our product development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates and conducting preclinical studies and clinical trials are time-consuming and capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of paltusotine and atumelnant, continue our research and development activities, conduct preclinical studies for our other development programs, and seek regulatory approval for our current product candidates and any future product candidates, including product candidates that we may develop for NETs and SST2-Expressing Tumors, hyperparathyroidism, polycystic kidney disease, hyperinsulinism, metabolic diseases (including diabetes and obesity) and Graves’ Disease (including TED), among other indications. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we currently incur, and expect to continue to incur, additional costs associated with operating as a public company. At the same time, our commercial revenues, if any, will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, it could lead us to delay, limit, reduce, abandon or terminate some or all of our product candidates, research and development programs, any future commercialization efforts, or other operations.

We believe that our existing cash, cash equivalents and investment securities will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us. Because the outcome of any preclinical study, clinical trial or regulatory review process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements will depend on many factors, including:

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
•
our ability to effectively expand our operations globally, including the costs and timing of growing our newly formed subsidiary, CPEG;
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

Accordingly, we may need to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources or through strategic collaborations. In June 2024, we entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC and Cantor Fitzgerald & Co., or the Sales Agents, under which we have and may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents. However, there can be no assurance that the Sales Agents will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agents at any time upon ten days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. We do not currently have any active grants nor do we expect grant revenues to be a material source of future revenue. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, including our clinical trial programs, or any future commercialization of any product candidates, or be unable to sustain or expand our operations or otherwise capitalize on our business opportunities, as desired, any of which could materially affect our business, financial condition and results of operations.

Risks related to the discovery and development and regulatory approval of our product candidates

We have two product candidates in clinical development, and all of our other research programs are still in the preclinical or discovery stage. If we are unable to successfully develop any product candidates or experience significant delays in doing so, our business will be materially harmed.

We are in the development stages of our company and have two product candidates, paltusotine and atumelnant, in clinical development. All of our other development programs are still in the preclinical or drug discovery stage. We have invested substantially all of our efforts and financial resources in developing our current product candidates, potential product candidates and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which may not occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the factors discussed elsewhere in this “Risk Factors” section, and on the completion of each of the following:

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

The success of our business depends primarily upon our ability to discover, develop, and commercialize products created with our internal capabilities, including the experience of our scientists and drug development staff. We intend to expand our existing pipeline of core assets by advancing lead candidates from current ongoing discovery programs into clinical development. However, research programs to identify potential product candidates are expensive, time-consuming and unpredictable, and can require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. While we believe we have a highly productive drug discovery and development organization, we may be unsuccessful in discovering additional product candidates, moving such product candidates from preclinical studies into clinical development. Although our product candidates all target endocrine diseases and endocrine-related tumors, we cannot assure you that any additional preclinical programs will be able to progress from candidate identification to Phase 1 clinical proof-of-concept in healthy volunteers. Moreover, any product candidates that we recommend for clinical development may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may choose to or be forced to abandon our discovery or development efforts or a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials or achieving promising early results in earlier studies. In particular, while we have conducted preclinical studies and have obtained Phase 2 topline results for paltusotine in patients with Carcinoid syndrome, we do not know how paltusotine will perform in future clinical trials, including any Phase

3 clinical trials once initiated. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials. Open-label clinical trials are also susceptible to bias that may exaggerate any therapeutic effect or overestimate the risk associated with the product candidate. Furthermore, any safety or efficacy concerns observed in any one of our clinical or non-clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful, and the failure of any our product candidates could have a material adverse effect on our business, financial condition and results of operations.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We have and in the future may experience delays, a suspension, or the termination of clinical trials at any stage of development and testing of our product candidates, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. Any clinical trials we undertake may not begin on time, have an effective design, enroll a sufficient number of subjects or be completed on schedule, if at all.

In addition, we have and in the future may rely in part on preclinical, clinical and quality data generated by clinical research organizations, or CROs, and other third parties for regulatory submissions for our product candidates, which carry additional risks as discussed below under the section “Risks related to our reliance on third parties.” For example, if these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

The FDA or comparable foreign regulatory authorities may also require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND or similar regulatory filing, which may lead to additional delays and increase the costs of our preclinical development programs.

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
•
subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-ups;
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
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
delays in our clinical trials resulting from external factors including global conflicts or health epidemics.

We could also encounter delays if a clinical trial is suspended or terminated by us or oversight authorities, including the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial, or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in November 2022, the FDA informed us that our IND for our prior product candidate, CRN04777, was placed on clinical hold and the proposed Phase 2 clinical study was not initiated. Although we subsequently discontinued clinical development for CRN04777 in August 2023 for unrelated reasons, any other such delays in the completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in regulatory requirements and policies may occur, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our product candidates in particular, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to certain authorities for reexamination, which may impact the costs, timing or successful completion of a clinical trial, and could lead us to delay, reduce, abandon, or terminate development of our product candidates.

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

We may also find it difficult to enroll patients in our clinical trials because some of the conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. For example, some of our target indications are orphan indications, and in particular, our product candidate, atumelnant, targets CAH, a condition which currently affects up to 27,000 people in the United States. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. If eligible patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our current or future clinical trials would result in significant delays beyond our expected timelines, may require us to abandon one or more clinical trials altogether, may result in increased development costs for our product candidates, which could cause the value of our common stock to decline and limit our ability to obtain additional financing.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates, or even by other companies’ similar approved drugs or product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Additionally, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities, which could require us to delay or abandon clinical development plans. For example, while we have completed two Phase 3 clinical trials of paltusotine in distinct patient populations, the FDA or comparable foreign regulatory authorities may require additional clinical trials or suggest changes to our planned clinical trials, prior to and in support of the approval of an NDA or equivalent foreign marketing application. Further, requirements regarding clinical trial data may evolve. For example, the FDA published a draft guidance, E6 (R3) Good Clinical Practice, in June 2023, and Annex 2 thereto in December 2024, which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements by the FDA or comparable foreign regulatory authorities, as the case may be, may cause the applicable regulatory authorities to require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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
•
the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or
•
the FDA or other comparable foreign regulatory authorities may experience disruptions to the review or approval process.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the prior presidential administrations have taken several executive actions that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how any current executive orders will be rescinded and replaced under the current administration. The policies and priorities of any administration and the U.S. Congress are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance, we or they may be subject to enforcement action, and we may not achieve or sustain profitability.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have obtained orphan drug designation for paltusotine in the United States for the treatment of acromegaly, and we may seek similar orphan drug designations in other territories. We may also seek orphan drug designations for certain of our other product candidates.

There can be no assurance, however, that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply. Even if we do receive such designations, we do not know if, when, or how the FDA or the EMA may change the orphan drug regulations and policies in the future. The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. Additionally, on April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation, and in April 2024, the European Parliament adopted its position on the proposal. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and may make it more difficult to obtain orphan designation in from the EMA and reduce baseline exclusivity periods.

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

In addition, as a result of Brexit, the United Kingdom operates under a distinct regulatory regime from the European Union, and while current United Kingdom rules on clinical trials are derived from prior European Union legislation (as implemented into United Kingdom law), United Kingdom rules may continue to diverge from European Union laws. For example, the EU Clinical Trials Regulation, or EU CTR provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States. However, this has not been implemented into United Kingdom law, and a separate application must be submitted for clinical trial authorization in the United Kingdom. In addition, Great Britain is not covered by the centralized procedure for obtaining EEA-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. Until December 31, 2023, the U.K.’s MHRA could rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application was still required. Since January 1, 2024, the International Recognition Procedure, or IRP, is a new international recognition framework in the U.K. that replaces the European Commission Decision Reliance Procedure, whereby the MHRA gives regard to decisions made by certain foreign regulators, including the EMA and the competent authorities of the EU Member States. Under this procedure, the MHRA takes into account the decision-making of such foreign regulators and conducts a targeted assessment of the applications submitted through the IRP, but retains the authority to reject applications if the evidence provided is considered insufficiently robust. Additionally, rules apply to the import of investigational medicinal products from the European Union and European Economic Area to the United Kingdom. As a result, there may be additional administrative burdens including disruptions to and uncertainty surrounding our planned clinical trials and activities in the United Kingdom and the European Union, impacting relationships with our existing and prospective customers, partners, vendors and employees. Although the EU-UK Trade and Cooperation Agreement, which became effective in January 1, 2021, includes zero tariffs on goods and provides for regulatory cooperation, the agreement does not cover all regulatory areas regarding supply of medicinal products, which will likely be subject to ongoing bilateral discussions, which could further change the relationship between the United Kingdom and the European Union in this regard. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market. Changes impacting our ability to conduct business in the United Kingdom or other European Union countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may have a material adverse impact on our business, financial condition and prospects.

Changes in U.S. and international trade policies, particularly with respect to China, Europe and India may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. Further, the current administration has imposed a 10% tariff on foreign imports into the United States, from China, signaled intent to negotiate and enter into a new trade agreement with India by the end of calendar 2025, and is expected to issue a plan for reciprocal tariffs broadly. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect our ability to commercialize our product candidates if approved, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay commercialization of our product candidates. For example, prior presidential administrations have taken several executive actions that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how any current orders will be rescinded and replaced under the current administration. The policies and priorities of any administration and the U.S. Congress are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, as a result of which we may not achieve or sustain profitability, which would have a material adverse effect on our business, reputation, prospectus and financial condition.

Disruptions at the FDA and other government agencies could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, staffing cuts, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the drug industry. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If disruptions at the FDA or other agencies occurs, such as those resulting from a restructuring of these agencies, a prolonged government shutdown, or uncertainty regarding U.S. federal government funding, could significantly affect the ability of the FDA to review and process our regulatory submissions in a timely manner, or other factors prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, a reduction or delay in government funding of research and development may adversely affect our business. For example, we have entered into a Clinical Trial Agreement with the NIDDK of the NIH to collaborate on a company-sponsored multiple-ascending dose trial of atumelnant in ADCS. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. For example, the NIH announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect overhead. While, as of the date of this filing, the order has been temporarily stayed, there can be no assurance that it will not take effect or that other adverse actions will not be taken. Government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities, or NIH funding may not be directed towards our products and studies, both of which could adversely affect our business and our financial results.

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

We face competition from entities that have developed or may develop somatostatin agonist products and other competitive candidates. If these companies develop competing technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected.

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

In December 2021, the FDA approved a biosimilar of lanreotide injection, followed by the approval of a generic lanreotide injection in May 2024 for the treatment of acromegaly, carcinoid syndrome, and GEP-NETs. Both products are manufactured by Cipla Ltd. Additionally, in December 2023, the FDA approved an octreotide acetate injectable suspension for treating acromegaly and carcinoid syndrome. Other products in clinical development include new formulations of peptide somatostatin agonists (Camurus AB) and GH receptor antagonists (Alexion Pharmaceuticals, Inc./AstraZeneca PLC).

Injected depots of peptide somatostatin analogs are used as therapy for NETs. In adults whose carcinoid syndrome symptoms are inadequately controlled by somatostatin therapy, telotristat ethyl (marketed by TerSera Therapeutics, Inc.) is an orally administered add-on therapy. In 2018, the FDA approved Novartis’ Lutathera for the treatment of somatostatin receptor-positive GEP-NETs. Camurus AB, Chiesi Farmaceutici, POINT Biopharma Global Inc., Exelixis, RayzeBio, and ITM Isotopen Technologien Munchen are currently engaged in Phase 3 trials of new compounds for use in the treatment of NETs and/or carcinoid syndrome symptoms. Other companies developing NETs therapeutics that target somatostatin receptors include Oranomed/RadioMedix, ASCIL Biopharm, Molecular Targeting Technologies Inc., Perspective Therapeutics, and Immunwork Inc.

As with acromegaly, first-line therapy for Cushing’s disease is surgery to remove the pituitary tumor if possible. The use of adrenal enzyme inhibitors (metyrapone, ketoconazole and more recently levoketoconazole which gained FDA approval in December 2021 and is marketed by Xeris Pharmaceuticals) prevent the synthesis of cortisol and can improve symptoms. Mifepristone (marketed by Corcept Therapeutics, Inc.), a glucocorticoid receptor antagonist, is approved for control of hyperglycemia in Cushing’s syndrome. A generic form of mifepristone has been approved for the treatment of endogenous Cushing’s syndrome. Osilodrostat (marketed by Recordati Rare Diseases Inc.), a cortisol synthesis inhibitor, is approved for the treatment of endogenous Cushing’s syndrome. The somatostatin agonist pasireotide is also approved for Cushing’s disease. Other companies developing products for potential use in Cushing’s disease include Corcept Therapeutics, Inc., Sparrow Pharmaceuticals, and Lundbeck Pharmaceuticals. In December 2024, the FDA approved CRF1 receptor antagonist, crinecerfont (marketed by Neurocrine Biosciences) for the treatment of classic CAH and Neurocrine Biosciences is also developing a peptide CRF receptor antagonist for CAH.

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

We have focused our research and product development on treatments for orphan and rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished. Additionally, the potentially addressable patient population for each of our products may be limited or may not be amenable to treatment with our products, and new patients may become increasingly difficult to identify or gain access to. Further, even if we obtain significant market share for our products, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Any of the foregoing would materially and adversely affect our results of operations and our business.

We have sought and may continue to seek to enter into collaborations, licenses and other similar arrangements of our product and may not be successful in doing so, and even if we are, we may not realize the benefits of such relationships.

We have sought and may continue to seek to enter into collaborations, licenses and other similar arrangements for the development or commercialization of our product candidates, such as the Sanwa license, due to capital costs required to develop or commercialize the product candidate in certain markets. Any such arrangements may also be subject to the additional risks as discussed below under the section “Risks related to our reliance on third parties.” We may not be successful in our efforts to establish such collaborations for our product candidates because our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Further, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

We currently have no sales organization and have no experience as a company in commercializing products, and we will invest significant resources to develop these capabilities. If we are unable to establish sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales or distribution capabilities, nor have we commercialized a product. In the event any of our product candidates ultimately receives regulatory approval, we are working to establish a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. We have no prior experience as a company in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales and distribution capabilities would adversely impact the commercialization of these products.

We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue, and we would incur significant additional losses, which would have a material adverse effect on our results of operations and the trading price of our common stock.

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
•
changes in tariffs, trade barriers and regulatory requirements, including as a result of the incoming presidential administration;
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

We are dependent on third parties to conduct our preclinical studies and clinical trials, including our clinical trials for paltusotine, atumelnant, and any future clinical trials and preclinical studies for our product candidates. For example, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, partners, licensees, clinical data management organizations, CROs, trial sites, and consultants, among others, to conduct our clinical trials in accordance with our trial design, clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our pre-clinical and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. We must also ensure that our preclinical trials are conducted in accordance with the FDA’s Good Laboratory Practice regulations, as appropriate. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials, active pharmaceutical ingredients, and drug product intermediaries used in the manufacture of our product candidates. If our current third-party suppliers and manufacturers cannot perform as agreed, we may be required to replace such third parties, and we may be unable to replace them on a timely basis or at all.

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
•
failure to supply or manufacture our product according to our specifications, to our schedule or at all;
•
failure of third-party suppliers and manufacturers to maintain a sufficient supply of materials and ingredients necessary to conduct their operations;
•
inability of a third-party manufacturer to scale up the process in order to produce commercial quantities of our products if approved;
•
misappropriation of our proprietary information, including our trade secrets and know-how;
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•
changes in international trade policies, international conflicts, or any other external events that may impact the ability of our third-party supplier and manufacturer located outside of the United States to perform and to manufacture our product.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice, and therefore, we may not be able to retain their services as expected. For example, in August 2024, our prior Chief Financial Officer notified the company of his decision to step down from the company after his replacement had been on-boarded with the Company, and in January 2025, we appointed a new Chief Financial Officer. We may not always be able to attract suitable candidates to fill similar positions in a timely manner. We also do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

As of February 24, 2025, we had 437 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to continue expanding our financial, development, regulatory, manufacturing, operational, marketing and sales capabilities or contract with third parties to provide these capabilities for us. To manage our anticipated future growth, we may need to improve existing and implement new managerial, operational and financial processes, expand our facilities and recruit and train additional qualified personnel. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively, which would have a material adverse effect on our business.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, advisors, third-party payors and customers expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

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

In addition, state laws govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, which gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and disclosure, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, and additional compliance investment and potential business process changes may be required. Similar laws have passed or have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Further states have also enacted consumer health data privacy laws, including states without comprehensive consumer privacy laws, such as Nevada and Washington state. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Additionally, since January 1, 2021, we have been subject to the GDPR and also the UK GDPR which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. On June 28, 2021, the European Commission adopted an adequacy decision for the UK, allowing for the relatively free exchange of personal information between the EU and the UK (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the adequacy decision if it considers that the UK no longer provides for an adequate level of data protection, and the decision will automatically expire in June 2025, unless it is renewed/extended.. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. In December 2024, the UK government revived its attempts to amend the UK GDPR in a new Data (Use and Access) Bill. If passed, this may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Compliance with U.S. and foreign data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. As we continue to expand into other foreign countries and jurisdictions, including our subsidiary CPEG, we may be subject to additional laws and regulations that may affect how we conduct business. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. It is unclear how any such challenges and the healthcare reform measures of the current administration, or any future presidential administration, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, or AMP, which went into effect on January 1, 2024.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On June 30, 2023 the Centers for Medicare and Medicaid Services, or CMS, issued new guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. In August 2023, HHS announced the list of the first ten drugs selected for price negotiations. In August 2024, following negotiation with the manufacturers of the selected drugs, HHS announced the negotiated prices for such drugs. Although the Medicare drug price negotiation program is currently subject to legal challenges, it is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. CMS and HHS will continue to issue and update guidance as these programs are implemented.

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

We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business, particularly in light of the new presidential administration. We expect that these new laws and other healthcare reform measures that may be adopted in the future could result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved, which could have a material adverse effect on our results of operations and financial condition.

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

The increasing use of social media and artificial intelligence-based platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our product candidates, technologies and programs, and the diseases our product candidates are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product candidate or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend ourselves or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal data of our employees, clinical trial participants and others. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business. Additionally, artificial intelligence, or AI, -based solutions are increasingly being used in the biotechnology and biopharmaceutical industries, and as with many developing technologies, presents risks and challenges to our business. Our contractors or third parties on which we rely may use AI solutions, which may give rise to liability, cause the loss or inadvertent release of data or intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators or other third parties. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.

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

The patent position of biopharmaceutical companies is generally highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that adequately protect our product candidates or that effectively prevent others from commercializing competitive product candidates.

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

Some of our intellectual property rights, including those covering the compounds in our lead programs (paltusotine and atumelnant), have been generated through the use of U.S. government funding provided from SBIR Grants awarded to us by the NDDK of the NIH, and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, the U.S. Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby reducing the commercial advantage the patent provides. As a result, our potential revenue could be materially reduced, and our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. As an example, as of June 2023, European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent, which is subject to the jurisdiction of the Unitary Patent Court, or UPC. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who ratified the Unitary Patent Court Agreement. The option of a Unitary Patent is a significant change in European patent practice. As the UPC is a new court system, there is only limited precedent for the court, increasing the uncertainty. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Further, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the war in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 47.2% of our outstanding common stock as of February 24, 2025. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to incur net operating losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income (subject to limitations), if any, until such NOLs expire (if subject to expiration). As of December 31, 2024, we had federal, state and foreign NOL carryforwards of approximately $431.2 million, $253.9 million and $3.1 million, respectively. The federal NOL carryforwards generated in taxable years beginning after December 31, 2017 of $424.9 million will carry forward indefinitely, but can be used to offset only up to 80% of taxable income in a given taxable year (which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years), while those NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin expiring in 2035, unless previously utilized, but are not subject to the 80% annual limitation on use. $2.0 million of the state loss carryforwards will carryforward indefinitely. The remaining state NOL carryforwards begin expiring in 2035, unless previously utilized. Our foreign NOL carryforwards do not expire. As of December 31, 2024, we also have federal and California research and development (R&D) credit carryforwards and federal Orphan Drug Credits totaling $30 million, $14.9 million, and $26.3 million, respectively. The federal R&D credits begin to expire in 2030, unless previously utilized, while the state credits do not expire. The federal Orphan Drug credit carryforwards will begin to expire in 2040, unless previously utilized.

Our NOL carryforwards and other tax attributes (including tax credit carryforwards) are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Moreover, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards or tax credit carryforwards to offset future taxable income or income tax liabilities, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state or foreign tax laws. During 2020, we completed a study to assess whether any ownership changes within the meaning of Section 382 of the Code had occurred with respect to us for the time period prior to July 15, 2020. The study identified ownership changes during the fourth quarter of 2015, the first quarter of 2018 and the second quarter of 2020. We updated the study through December 31, 2023 and did not identify any additional ownership changes. These ownership changes have subjected, and will continue to subject, our NOLs and tax credits to an annual limitation on their utilization. However, our NOLs and tax credits are not expected to expire unused assuming we have taxable income or income tax liabilities in future periods. Although we do not expect these limitations to constrain utilization of our NOLs or tax credits, such limitations could result in the expiration of our NOLs or tax credits before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability. In addition, future changes after December 31, 2023 in our stock ownership, could result in additional ownership changes and further annual limitations. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

From time to time, we have considered and we may in the future consider strategic and/or transformative transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction could be material and could disrupt our business or change our business profile, focus or strategy significantly. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future transactions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits and could delay our timelines or otherwise adversely affect our business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), malicious code, cyberattacks, hacking, phishing attacks, deep fakes and other social engineering schemes, attacks enhanced or facilitated by artificial intelligence, theft, misconduct or misuse by personnel or third parties, human error, fraud, denial or degradation of service attacks, credential harvesting, supply-chain attacks, technological malfunctions or failures, software bugs, data and information loss, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Cyber threats may be generic, or they may be custom crafted against our information systems. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or information security breaches due to operator error, malfeasance or other system disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals, including nation states and nation-state-supported actors, with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our personnel who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Our operations could be subject to terrorism, war, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other natural or manmade disasters or business interruptions. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from such disasters or other business interruptions, including those resulting from or amplified by climate change. We do not have a recovery plan for such disasters, and we are predominantly self-insured. Consequently, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. Additionally, we rely on third- party suppliers and manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers and manufacturers were affected by a man-made or natural disaster or other business interruption, which could have a material adverse effect on our business. For example, the COVID-19 pandemic and government measures taken in response had a significant impact, both direct and indirect, on businesses and commerce, resulting in delays and interruptions in our drug manufacturing, nonclinical activities, clinical trials, review and approval timelines, and our discovery and development pipeline. A resurgence or the occurrence of another pandemic or other public health crisis could adversely affect our business, operations and financial results. In addition, our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us being consolidated in this geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. For example, as a result of the military conflict between Russia and Ukraine, the United States and its European allies announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Crimea, Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

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

The increasing focus and evolving expectations with respect to on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

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

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements, such as the recently enacted California climate-related disclosure laws and the European Union's Corporate Sustainability Reporting Directive. Additionally, in March 2024, the SEC adopted final rules that, among other matters, established a framework for reporting of climate-related risks. Subsequently, in April 2024, the SEC issued an order staying the new rules in response to legal challenges. To the extent the stay is lifted, rules imposing additional reporting obligations may become effective, and we could face increased costs and increased exposure to potential legal or regulatory action or claims. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the current administration having recently issued an executive order opposing diversity equity and inclusion, or DEI, initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Governance

The Board, through the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Audit Committee receives periodic presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee would also receive prompt and timely information regarding any cybersecurity incident that would meet the applicable established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least twice each year, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the Company’s Chief Operating Officer.

The Company’s Chief Operating Officer is the member of the Company’s executive management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Company’s Chief Operating Officer has served in various roles in research and development, operations, portfolio management and compliance for over 30 years, including serving as a member of the executive leadership team and Sr. Vice President, Operations and Project and Portfolio Management at other companies. The Chief Operating Officer earned a Master’s of Public Health (MPH) in biostatistics and epidemiology and a B.A. in psychology from the University of Oklahoma Health Sciences Center. He also earned a B.S. in nursing from the University of Kansas Medical Center.

The Company’s Chief Operating Officer works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Chief Operating Officer and the IT Security Operations Team monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.

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

Holders of Common Stock

As of February 24, 2025, there were 10 registered holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Stock Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from July 18, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2024. The figures represented below assume an investment of $100 in our common stock on July 18, 2018. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with all of the other information included in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes thereto and “Risk Factors”. This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through GPCRs to regulate many aspects of physiology, including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our product candidates include paltusotine, which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with NETs, and atumelnant, which is in clinical development for CAH and Cushing’s disease. We are advancing additional product candidates through preclinical discovery and development studies in parallel. Our vision is to build a premier endocrine-focused, global biopharmaceutical company that consistently pioneers new therapeutics to improve the lives of patients.

We focus on the discovery and development of nonpeptide therapeutics that target peptide GPCRs with well-understood biological functions, validated biomarkers and the potential to substantially improve the treatment of endocrine diseases and endocrine-related tumors.

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of general and administrative support for these operations. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues and offerings of our preferred and common stock. As of December 31, 2024, we had unrestricted cash, cash equivalents and investment securities of $1.4 billion.

We have incurred cumulative net losses since our inception and, as of December 31, 2024, we had an accumulated deficit of $952.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Recent Developments

Product Candidates

In March 2024, we reported positive topline results from the PATHFNDR-2 study, where the study met statistical significance on the primary endpoint and the secondary endpoints also met statistical significance. We submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for paltusotine for the proposed treatment and long-term maintenance therapy of acromegaly and subsequently received notification of acceptance from the FDA on the status of the NDA submission and were granted a Prescription Drug User Fee Act, or PDUFA, Target Action Date of September 25, 2025.

We have initiated the CAREFNDR Phase 3 clinical trial in patients with carcinoid syndrome. CAREFNDR is designed as a double-blind, placebo-controlled, sixteen-week clinical trial to enroll carcinoid syndrome patients who are not on pharmacological treatment and are actively symptomatic. The primary endpoint of the CAREFNDR trial is the percentage change in the frequency of flushing episodes at week 12 as compared to the baseline measurement. In addition, a key secondary endpoint measures the change in bowel movement frequency at week 12 as compared to the baseline measurement. There are additional efficacy endpoints in the CAREFNDR trial including severity of flushing and urgency of bowel movements.

In February 2025, the EMA granted paltusotine orphan drug designation for the treatment of acromegaly. Designation was given following a positive recommendation from the EMA Committee for Orphan Medicinal Products, highlighting the potential impact of paltusotine for acromegaly patients in the European Union.

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

Equity Offerings

On March 1, 2024, the Company completed a private placement offering of 8,333,334 shares of its common stock at a price of $42.00 per share, or the Private Placement. Net proceeds from the offering were approximately $335.5 million, after offering costs of approximately $14.5 million. On March 19, 2024, the Company registered for resale the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.

On October 10, 2024, the Company completed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $50.00 per share, which included 1,500,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $542.8 million, after underwriting discounts and commissions and other offering costs of approximately $32.2 million.

ATM Offerings

On August 13, 2019, the Company entered into a Sales Agreement, as subsequently amended in August 2022, or the 2019 Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or collectively, the Sales Agents, under which the Company could, from time to time, sell up to $150.0 million of shares of its common stock through the Sales Agents, or the 2019 ATM Offering. The 2019 ATM Offering was terminated upon the filing by the Company of its Registration Statement on Form S-3ASR on June 21, 2024.

On June 21, 2024, the Company entered into a Sales Agreement, the 2024 Sales Agreement, with the Sales Agents under which the Company may, from time to time, sell up to $350.0 million of shares of its common stock through the Sales Agents, or the 2024 ATM Offering.

During the year ended December 31, 2024, the Company issued 1,223,775 shares of common stock pursuant to the 2019 ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions.

During the year ended December 31, 2024, the Company issued 928,912 shares of common stock pursuant to the 2024 ATM Offering for net proceeds of approximately $48.3 million, after deducting commissions.

Financial operations overview

Revenues

To date, our revenues have been mainly derived from research grant awards and licenses, including the Radionetics License, the Sanwa License, and the Loyal License. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying consolidated balance sheet as of December 31, 2024. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see "Note 8" to our consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we may never generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

License revenues for 2024 were primarily derived from the Sanwa License. License revenues for 2023 were primarily derived from both the Sanwa License and the Loyal License.

Clinical supply revenues

On June 14, 2022, we and Sanwa entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby we are responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the years ended December 31, 2024 and 2023, we recognized $0.1 million and $0.4 million, respectively, of revenues from the Sanwa Clinical Supply Agreement in the accompanying consolidated statements of operations and comprehensive loss. No significant supply purchases were made by Sanwa through the Sanwa Clinical Supply Agreement.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three years ended December 31, 2024 related to the research and development of paltusotine, atumelnant, and discovery. We deploy our personnel and facility related resources across all of our research and development activities.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,		Dollar
	2024	2023	Change
Revenues	$1,039	$4,013	$(2,974)
Operating expenses:
Research and development	240,156	168,527	71,629
General and administrative	99,737	58,094	41,643
Total operating expenses	339,893	226,621	113,272
Loss from operations	(338,854)	(222,608)	(116,246)
Other income, net	40,916	13,277	27,639
Loss before equity method investment	(297,938)	(209,331)	(88,607)
Loss on equity method investment	(470)	(5,198)	4,728
Net loss	$(298,408)	$(214,529)	$(83,879)

Revenues. Revenues during the year ended December 31, 2024 primarily relate to the Sanwa License. Revenues during the year ended December 31, 2023 primarily relate to licensing arrangements, including $2.1 million from the Loyal License which was entered into 2023, and $1.5 million and $0.4 million related to the Sanwa License and Sanwa Clinical Supply Agreement, respectively.

Research and development expenses. Research and development expenses were $240.2 million and $168.5 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $43.4 million, increased outside services of $11.3 million, increase in facilities expenses of $6.3 million, an increase in manufacturing and development activities of $12.1 million, offset by decreased spending on nonclinical activities of $1.9 million. We describe the changes in these research and development expenses for each of our programs below.

The following table summarizes our primary external and internal research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,		Dollar
	2024	2023	Change
External research and development expenses:
Clinical trials	$40,532	$39,851	$681
Contract manufacturing	25,835	14,437	11,398
Preclinical studies	12,533	14,454	(1,921)
Outside services	25,771	14,467	11,304
Other external research and development	38	39	(1)
Total external research and development expenses	104,709	83,248	21,461
Internal expenses:
Payroll and benefits	78,817	53,446	25,371
Stock-based compensation	40,667	22,633	18,034
Facilities and related	11,301	4,964	6,337
Other internal research and development	4,662	4,236	426
Total internal research and development expenses	135,447	85,279	50,168
Total research and development expenses	$240,156	$168,527	$71,629

The following table summarizes our research and development expenses by program for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,		Dollar
	2024	2023	Change
Paltusotine	$48,536	$46,772	$1,764
Atumelnant	23,980	13,118	10,862
CRN04777	626	7,754	(7,128)
Early research and development programs	25,445	12,667	12,778
Payroll and benefits	78,817	53,446	25,371
Stock-based compensation	40,667	22,633	18,034
Other	22,085	12,137	9,948
Total research and development expenses	$240,156	$168,527	$71,629

Research and development expenses for paltusotine were $48.5 million and $46.8 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to increased spending on outside services of $3.9 million, offset by decreased manufacturing and development activities of $2.2 million.

Research and development expenses for our atumelnant clinical studies were $24.0 million and $13.1 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to increased spending on development activities of $9.4 million as the program progressed into clinical trials in patients.

Research and development expenses for our CRN04777 clinical studies were $0.6 million and $7.8 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to decreased spending on manufacturing and development activities of $2.3 million and decreased nonclinical activities of $4.6 million as a result of the clinical hold received from the FDA in November 2022, which delayed the advancement of CRN04777 prior to our discontinuation of its clinical development in August 2023.

Research and development expenses for our early research and development programs were $25.4 million and $12.7 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to an increase in outside services of $3.3 million, increased spending on manufacturing and development activities of $5.9 million and increased spending on nonclinical activities of $3.4 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $78.8 million and $53.4 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts into new therapeutic targets.

Stock-based compensation for research and development personnel was $40.7 million and $22.6 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $22.1 million and $12.1 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due an increase in outside services of $2.2 million and an increase in facilities expenditures of $6.3 million driven by our move to our new headquarters.

General and administrative expenses. General and administrative expenses were $99.7 million and $58.1 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to an increase in personnel costs of $23.8 million, an increase in outside services of $10.9 million to support our growth, and an increase in facilities expenditures of $3.0 million driven by our move to our new headquarters.

Other income. Other income, net was $40.9 million and $13.3 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to income generated by our investment securities.

Loss on equity method investment. Loss on equity method investment was $0.5 million and $5.2 million for years ended December 31, 2024 and 2023, respectively. The 2024 loss on equity methods investment was due to our share of loss in Radionetics’ net loss, which is recorded on a quarterly lag. The 2023 loss on equity method investment was due to our share of loss in Radionetics’ net loss subsequent to the August 2023 Radionetics stock purchase and Radionetics Warrant exercise.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2024, we had an accumulated deficit of $952.1 million and unrestricted cash, cash equivalents and investment securities of $1.4 billion.

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Net cash used in operating activities	$(225,970)	$(166,307)
Net cash used in investing activities	(574,817)	(200,413)
Net cash provided by financing activities	1,010,435	388,944
Net change in cash, cash equivalents and restricted cash	$209,648	$22,224

Operating Activities. Net cash used in operating activities was $226.0 million and $166.3 million for the years ended December 31, 2024 and 2023, respectively. The increase in cash used in operations was primarily attributable to higher personnel costs. The net cash used in operating activities during the year ended December 31, 2024 was primarily due to our net loss of $298.4 million adjusted for $60.8 million of noncash charges, primarily for stock-based compensation, and a $11.6 million change in operating assets and liabilities. The net cash used in operating activities during the year ended December 31, 2023 was primarily due to our net loss of $214.5 million adjusted for $40.2 million of noncash charges, primarily for stock-based compensation and loss on the investment in Radionetics, and an $8.0 million change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. During the year ended December 31, 2023, we also invested $5.0 million to purchase preferred stock in Radionetics. Such activities resulted in net cash outflows of approximately $574.8 million during the year ended December 31, 2024, compared to the net cash outflows of approximately $200.4 million during the year ended December 31, 2023 due to the increase in purchases of investment securities in 2024.

Financing activities. Net cash provided by financing activities was $1.0 billion and $388.9 million for the years ended December 31, 2024 and 2023, respectively. The net cash provided by financing activities during 2024 and 2023 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options, both of which increased in 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had unrestricted cash, cash equivalents and investment securities of $1.4 billion. Based on our current and anticipated level of operations, we believe that our existing capital resources, together with investment income, will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. However, our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

ATM Offerings

In August 2019, we entered into the 2019 Sales Agreement with the Sales Agents, under which we could, from time to time, sell up to $150.0 million of shares of our common stock through the Sales Agents pursuant to the 2019 ATM Offering. The 2019 ATM Offering was terminated upon the filing of our Registration Statement on Form S-3ASR on June 21, 2024.

On June 21, 2024, we entered the 2024 Sales Agreement with the Sales Agents, under which we may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents pursuant to the 2024 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the 2024 Sales Agreement. The 2024 Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the year ended December 31, 2023, we issued 1,344,865 shares of common stock in the 2019 ATM Offering for net proceeds of approximately $40.6 million, after deducting commissions. During the year ended December 31, 2024, we issued 1,223,775 shares of common stock pursuant to the 2019 ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions. During the year ended December 31, 2024, we issued 928,912 shares of common stock pursuant to the 2024 ATM Offering for net proceeds of approximately $48.3 million, after deducting commissions.

Equity Offerings

On September 15, 2023, we completed an underwritten public offering of 11,441,648 shares of our common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million.

On February 27, 2024, we entered into a stock purchase agreement with certain investors named therein, or the Purchasers, pursuant to which we agreed to issue and sell to the Purchasers in the Private Placement an aggregate of 8,333,334 shares of its common stock at a price of $42.00 per share for aggregate gross proceeds of approximately $350.0 million, before deducting offering expenses payable by us. The Private Placement closed on March 1, 2024. On March 19, 2024, we registered the resale of the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.

On October 10, 2024, we completed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $50.00 per share, which included 1,500,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $542.8 million, after underwriting discounts and commissions and other offering costs of approximately $32.2 million.

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

Foreign Currency

We conduct a portion of our business in currencies other than our U.S. dollar functional currency. These transactions give rise to cash flows and monetary assets and liabilities that are denominated in currencies other than the U.S. dollar; the value of these amounts are exposed to changes in currency exchange rates from the time the transactions are forecasted or originated until the time the cash settlement is converted into U.S. dollars.

We contract with vendors, CROs and investigational sites in several foreign countries, including countries in South America, Europe and the Asia Pacific. As such, we have exposure to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. Additionally, our subsidiaries in Australia and Switzerland expose us to foreign currency exchange risk. The functional currency of CAPL is the United States dollar, and the functional currency of CPEG is the Swiss Franc. We believe this exposure to be immaterial and, to date, we have not incurred any material adverse effects from foreign currency changes on these contracts. As of December 31, 2024, the impact of a theoretical 10% change in the exchange rate of either the Australian dollar or the Swiss Franc would not result in a material gain or loss.

Inflation Risk

Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may continue to adversely affect and may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some adverse effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

BDO USA, P.C., the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Crinetics Pharmaceuticals, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

San Diego, California

February 27, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On December 4, 2024, Matthew Fust, a director on the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 18,092 shares of our common stock until December 31, 2025. None of our officers (as defined in Rule 16a–1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Stockholders and Board of Directors

Crinetics Pharmaceuticals, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crinetics Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accruals

As described in Notes 2 and 5 to the consolidated financial statements, clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts provided by contract research organizations (“CROs”) and other third parties. Estimates are determined by reviewing cost information provided by CROs, other third-party vendors and internal clinical personnel, and contractual arrangements with CROs and the scope of work to be performed. As of December 31, 2024, the Company recorded $3.1 million in clinical trial accruals, which was included in accounts payable and accrued expenses on the consolidated balance sheet.

We identified the estimation of clinical trial accruals as a critical audit matter. Management’s judgment was required in estimating the progress of services and the associated costs incurred used to determine the accrued liabilities for clinical trial expenses. Auditing clinical trial accruals was especially challenging due to the nature and extent of audit effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Testing management’s process for estimating clinical trial accruals by: (i) obtaining and inspecting certain agreements and amendments and (ii) confirming total clinical costs incurred and total amounts billed with certain third-party vendors.
•
Testing the completeness of the Company’s clinical trial accruals by: (i) evaluating internal materials and publicly available information (such as press releases and public databases that track clinical trials) and (ii) testing invoices received after year-end for certain third-party vendors.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2016.

San Diego, California

February 27, 2025

CRINETICS PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$264,545	$54,897
Restricted cash	500	—
Investment securities, amortized cost of $1,088,561 at December 31, 2024 and $502,681 at December 31, 2023	1,089,524	503,658
Prepaid expenses and other current assets	20,819	15,598
Total current assets	1,375,388	574,153
Property and equipment, net	12,068	10,881
Operating lease right-of-use assets	43,507	46,549
Investment in Radionetics	—	470
Restricted cash, net of current portion	800	1,300
Other assets	2,829	2,000
Total assets	$1,434,592	$635,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,469	$23,196
Accrued compensation and related expenses	28,887	14,517
Deferred revenue	2,176	2,056
Operating lease liabilities	7,152	4,173
Total current liabilities	59,684	43,942
Operating lease liabilities, non-current	44,570	47,555
Deferred revenue, non-current	4,704	4,750
Other non-current liabilities	829	—
Total liabilities	109,787	96,247
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized, no shares issued or outstanding at December 31, 2024 or 2023	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized, 92,926 shares issued and outstanding at December 31, 2024; 68,175 shares issued and outstanding at December 31, 2023	2,275,952	1,191,831
Accumulated other comprehensive income (loss)	963	977
Accumulated deficit	(952,110)	(653,702)
Total stockholders’ equity	1,324,805	539,106
Total liabilities and stockholders’ equity	$1,434,592	$635,353

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenues	$1,039	$4,013	$4,737
Operating expenses:
Research and development	240,156	168,527	130,225
General and administrative	99,737	58,094	42,394
Total operating expenses	339,893	226,621	172,619
Loss from operations	(338,854)	(222,608)	(167,882)
Other income (expense):
Interest income	41,435	13,436	4,317
Change in fair value of derivative asset	—	—	600
Other income (expense), net	(519)	(159)	57
Total other income, net	40,916	13,277	4,974
Loss before equity method investment	(297,938)	(209,331)	(162,908)
Loss on equity method investment	(470)	(5,198)	(1,010)
Net loss	$(298,408)	$(214,529)	$(163,918)
Net loss per share:
Net loss per share - basic and diluted	$(3.69)	$(3.69)	$(3.15)
Weighted average shares - basic and diluted	80,783	58,071	51,982
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$(14)	$4,908	$(3,549)
Comprehensive loss	$(298,422)	$(209,621)	$(167,467)

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock	Common Stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2022	47,597	$607,581	$(382)	$(275,255)	$331,944
Issuance of common stock, net of $7,758 transaction costs	5,626	117,242	—	—	117,242
Vesting of shares subject to repurchase	1	2	—	—	2
Exercise of stock options	524	4,721	—	—	4,721
Stock issued under Employee Stock Purchase Plan	129	1,618	—	—	1,618
Stock-based compensation	—	28,268	—	—	28,268
Comprehensive loss	—	—	(3,549)	—	(3,549)
Net loss	—	—	—	(163,918)	(163,918)
Balance at December 31, 2022	53,877	759,432	(3,931)	(439,173)	316,328
Issuance of common stock, net of $22,735 of transaction costs	12,787	369,080	—	—	369,080
Issuance of common stock upon vesting of restricted stock units	81	—	—	—	—
Exercise of stock options	1,283	20,091	—	—	20,091
Stock issued under Employee Stock Purchase Plan	147	2,291	—	—	2,291
Stock-based compensation	—	40,937	—	—	40,937
Comprehensive income	—	—	4,908	—	4,908
Net loss	—	—	—	(214,529)	(214,529)
Balance at December 31, 2023	68,175	1,191,831	977	(653,702)	539,106
Issuance of common stock, net of $49,442 of transaction costs	21,986	970,048	—	—	970,048
Issuance of common stock upon vesting of restricted stock units	249	—	—	—	—
Exercise of stock options	2,294	40,463	—	—	40,463
Stock issued under Employee Stock Purchase Plan	222	4,224	—	—	4,224
Stock-based compensation	—	69,386	—	—	69,386
Comprehensive loss	—	—	(14)	—	(14)
Net loss	—	—	—	(298,408)	(298,408)
Balance at December 31, 2024	92,926	$2,275,952	$963	$(952,110)	$1,324,805

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(298,408)	$(214,529)	$(163,918)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	69,386	40,937	28,268
Depreciation and amortization	2,785	1,098	983
Noncash lease expense	3,042	1,210	406
Accretion of purchase discounts and amortization of premiums on investment securities, net	(14,931)	(6,271)	34
Noncash license revenues	—	(2,000)	—
Loss on equity method investment	470	5,198	1,010
Loss on disposal of property and equipment	51	6	—
Change in valuation of derivative asset	—	—	(600)
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(5,974)	(4,523)	215
Accounts payable and accrued expenses, compensation and related expenses, and other non-current liabilities	17,541	14,648	10,994
Deferred revenue	74	(1,535)	8,341
Operating lease liabilities	(6)	(546)	(938)
Net cash used in operating activities	(225,970)	(166,307)	(115,205)
Investing activities:
Purchases of investment securities	(1,146,772)	(527,857)	(329,817)
Purchase of Radionetics preferred stock	—	(5,000)	—
Maturities of investment securities	575,799	337,132	157,493
Purchases of property and equipment	(3,844)	(4,688)	(1,656)
Net cash used in investing activities	(574,817)	(200,413)	(173,980)
Financing activities:
Proceeds from issuance of common stock, net of $49,442 (2024), $22,735 (2023) and $7,758 (2022) transaction costs	970,048	369,019	117,242
Proceeds from exercise of stock options	40,387	19,925	4,721
Net cash provided by financing activities	1,010,435	388,944	121,963
Net change in cash, cash equivalents and restricted cash	209,648	22,224	(167,222)
Cash, cash equivalents and restricted cash - beginning of period	56,197	33,973	201,195
Cash, cash equivalents and restricted cash - end of period	$265,845	$56,197	$33,973
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$264,545	$54,897	$32,672
Restricted cash	$500	—	—
Restricted cash, net of current portion	800	1,300	1,301
Cash, cash equivalents and restricted cash at end of period	$265,845	$56,197	$33,973
Non-cash investing and financing activities:
Private company shares received under licensing arrangements	$—	$2,000	$—
Exercise of Radionetics Warrant	$—	$668	$—
Stock issued under Employee Stock Purchase Plan	$4,224	$2,291	$1,618
Stock options exercised receivable	$76	$166	$—
Receivable for common stock issuances	$—	$87	$—
Accrued financing costs	$—	$26	$—
Amounts accrued for purchases of property and equipment	$180	$872	$—
Right-of-use asset obtained in exchange for lease obligations	$—	$46,273	$—
Leasehold improvements paid by the lessor	$—	$2,925	$—
Change in unvested stock liability	$—	$—	$2

See the accompanying notes to these consolidated financial statements.

CRINETICS PHARMACEUTICALS

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Crinetics Pharmaceuticals, Inc. (the “Company”) is a clinical-stage pharmaceutical company incorporated in Delaware on November 18, 2008 and based in San Diego, California. The Company is focused on the discovery, development and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. In January 2017, the Company established a wholly-owned Australian subsidiary, Crinetics Australia Pty Ltd (“CAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In September 2024, the Company established Crinetics Pharmaceuticals Europe GmbH ("CPEG"), a wholly-owned Swiss subsidiary which was formed, among other things, to conduct various development, regulatory and pre-commercialization activities for our product candidates in Europe.

Our lead product candidate is paltusotine, which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors, or NETs. Our second product candidate is atumelnant (formerly CRN04894), which is in clinical development for congenital adrenal hyperplasia, or CAH, and patients with either Cushing's disease or Ectopic ACTH Syndrome, or EAS.

Principles of Consolidation and Foreign Currency Transactions and Translations

The consolidated financial statements include the accounts of the Company, CAPL, and CPEG. All intercompany accounts and transactions have been eliminated in consolidation.

The functional currency of CAPL is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), in the accompanying consolidated statements of operations and comprehensive loss and were not material for all periods presented.

The functional currency of CPEG is the Swiss Franc. Assets and liabilities from CPEG are translated at the exchange rate at the balance sheet date while financial statement elements representing revenues, expenses, gains, and losses are translated at the using a weighted average exchange rate. The resulting translation adjustments are recorded as a component of other comprehensive income or loss and have been immaterial to date.

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $952.1 million as of December 31, 2024.

As of December 31, 2024, the Company had $1.4 billion in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

The Company recognized reductions to R&D expense of $43,000 and $0.8 million for the years ended December 31, 2023, and 2022, respectively. There was no reduction to R&D expense during the year ended December 31, 2024 for the Australian tax incentive.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded during the three years ended December 31, 2024.

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss and the unrealized gains or losses on the Company’s available for sale investment securities for all periods presented. The cumulative amount of unrealized gains and losses is reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheets as accumulated other comprehensive income (loss). There were no tax effects for the years ended December 31, 2024, 2023 and 2022.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Stock options	13,666	12,627	9,757
Restricted stock units	1,335	814	290
Employee stock purchase plan	197	302	282
Total	15,198	13,743	10,329

Recently Adopted Accounting Pronouncements

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“Topic 280”), which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The Company adopted this standard for its 2024 annual consolidated financial statements and interim consolidated financial statements thereafter and has applied this standard retrospectively for all prior periods presented in the financial statements (see "Note 13").

Recent Accounting Pronouncements Not Yet Adopted

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

ASU 2024-03

On November 4, 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$542,962	$417	$(35)	$543,344
Agency obligations	57,986	2	(57)	57,931
Corporate debt securities	487,613	818	(182)	488,249
Total	$1,088,561	$1,237	$(274)	$1,089,524

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$279,577	$731	$(99)	$280,209
Agency obligations	21,271	16	(17)	21,270
Certificates of deposit	2,450	2	(12)	2,440
Corporate debt securities	196,399	526	(170)	196,755
Commercial paper	2,984	—	—	2,984
Total	$502,681	$1,275	$(298)	$503,658

As of December 31, 2024 and 2023, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$621,499	$622,161	$414,031	$414,406
Due after one year through five years	467,062	467,363	88,650	89,252
Total	$1,088,561	$1,089,524	$502,681	$503,658

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$19,953	$(35)	$—	$—	$19,953	$(35)
Agency obligations	47,936	(57)	—	—	47,936	(57)
Corporate debt securities	165,032	(182)	—	—	165,032	(182)
Total	$232,921	$(274)	$—	$—	$232,921	$(274)

	As of December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$10,400	$(11)	$12,374	$(88)	$22,774	$(99)
Agency obligations	8,170	(3)	5,484	(14)	13,654	(17)
Certificates of deposit	244	(1)	1,213	(11)	1,457	(12)
Corporate debt securities	3,595	—	32,612	(170)	36,207	(170)
Total	$22,409	$(15)	$51,683	$(283)	$74,092	$(298)

The Company reviewed its investment holdings as of December 31, 2024 and 2023 and determined that the decrease in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses as of December 31, 2024 and 2023. During the years ended December 31, 2024, 2023, and 2022, the Company recognized $51,000, $0, and ($86,000), respectively, of realized net gains (losses) in the accompanying statements of operations and comprehensive loss.

Accrued interest receivable on available-for-sale securities was $8.3 million and $3.1 million at December 31, 2024 and 2023, respectively. The Company did not write off any accrued interest receivable in any of the periods presented in the consolidated financial statements.

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

Financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$249,116	$—	$—	$249,116
Corporate debt securities	—	5,314	—	5,314
Investment securities:
U.S. government obligations	543,344	—	—	543,344
Agency obligations	—	57,931	—	57,931
Corporate debt securities	—	488,249	—	488,249
Total assets measured at fair value	$792,460	$551,494	$—	$1,343,954

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$39,121	$—	$—	$39,121
Corporate debt securities	—	1,265	—	1,265
Commercial paper	—	1,481	—	1,481
Investment securities:
U.S. government obligations	280,209	—	—	280,209
Agency obligations	—	21,270	—	21,270
Certificates of deposit	—	2,440	—	2,440
Corporate debt securities	—	196,755	—	196,755
Commercial paper	—	2,984	—	2,984
Total assets measured at fair value	$319,330	$226,195	$—	$545,525

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2024 and 2023.

The following is the Level 3 activity for the Company’s derivative asset:

Year Ended December 31,
2023
Derivative asset at beginning of period	$668
Gain on change in fair value of derivative asset	—
Exercise of derivative asset	(668)
Balance at end of period	$—

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid clinical costs	$6,842	$2,574
Prepaid research and development costs	714	1,238
Australian tax incentive receivable	74	747
Prepaid insurance	1,025	857
Prepaid subscriptions	2,561	1,130
Interest receivable	8,310	3,051
Due from Radionetics ("Note 9")	—	90
Landlord improvements receivable	10	5,210
Receivable for common stock issued	76	253
Other	1,207	448
Total	$20,819	$15,598

Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Leasehold improvements	$11,900	$9,837
Lab equipment	5,693	4,253
Office equipment	2,147	1,854
Computers and software	60	5
Property and equipment at cost	19,800	15,949
Less accumulated depreciation and amortization	(7,732)	(5,068)
Total	$12,068	$10,881

Depreciation and amortization expense was $2.8 million, $1.1 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$5,853	$6,548
Accrued clinical trial costs	3,076	5,527
Accrued research and development costs	6,067	2,312
Accrued outside services and professional fees	5,572	1,726
Accrued landlord improvements	10	3,816
Other accrued expenses	891	3,267
Total	$21,469	$23,196

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

Under the terms of the 2018 Lease and 2022 Lease, the Company provided the lessors with irrevocable letters of credit in the amounts of $0.5 million and $0.8 million, respectively, which are included in restricted cash and restricted cash, net of current portion, respectively, in the accompanying consolidated balance sheets. The lessors are entitled to draw on the letters of credit in the event of any default by the Company under the terms of the leases.

As of December 31, 2024, the Company's future minimum payments under non-cancellable operating leases, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2025	$7,468
2026	6,795
2027	6,999
2028	7,209
2029	7,425
Thereafter	43,550
Total future minimum lease payments	79,446
Less imputed interest	(27,724)
Total operating lease liabilities	51,722
Less operating lease liabilities, current	(7,152)
Operating lease liabilities, non-current	$44,570

Operating lease cost was $8.5 million, $3.3 million, and $1.0 million for each of the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company’s weighted average remaining term was 10.1 years and 11.1 years, respectively. As of December 31, 2024 and 2023, the Company’s weighted-average discount rate was 8.6%.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $4.5 million, $1.6 million, and $1.2 million during each of the years ended December 31, 2024, 2023 and 2022, respectively.

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

In exchange, the Company received a $13.0 million nonrefundable, upfront payment and will be eligible to receive up to an additional $25.5 million in milestone payments related to the achievement of certain development, regulatory and commercial goals. In addition, upon market approval of paltusotine in Japan, the Company will be eligible to receive certain sales-based royalties. Initially, the Company determined that the transaction price amounted to the upfront payment of $13.0 million. During the year ended December 31, 2024, the Company achieved a $1.0 million milestone for the first indication of the development milestones and as of December 31, 2024, the Company updated its estimated transaction price to $14.0 million and recorded a cumulative catch-up adjustment of $0.4 million during year ended December 31, 2024. As there have been no sales to date, no sales-based milestones or royalties were recognized to date. Further, using the most-likely-method, the other developmental milestone payments continue to be considered fully constrained.

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

Deferred revenue consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Deferred revenues at beginning of period	$6,806	$8,341	$—
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	550	—	8,341
Revenue recognized that was included in deferred revenues as of the beginning of the period	(476)	(1,535)	—
Deferred revenues at end of period	6,880	6,806	8,341
Less deferred revenue, current	(2,176)	(2,056)	(2,240)
Deferred revenue, non-current	$4,704	$4,750	$6,101

During the years ended December 31, 2024 , 2023, and 2022, $0.9 million, $1.5 million, and $4.7 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying consolidated statements of operations and comprehensive loss. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.1 million, $0.4 million, and $0.1 million respectively, of revenues from the Sanwa Clinical Supply Agreement in the accompanying consolidated statements of operations and comprehensive loss.

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

No revenue was recognized during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized $2.1 million of revenues from the Loyal License at the inception of the contract in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in other assets in the accompanying consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none for the year ended December 31, 2024.

9. INVESTMENT IN RADIONETICS

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

In June 2024, the Company amended the Radionetics License to reduce the number of development targets. Following the amendment to the Radionetics License, ownership of the non-licensed targets reverted back to the Company and the Company is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales. In July 2024, Radionetics announced the formation of a strategic partnership with Eli Lilly and Company, or Lilly. Under the terms of the agreement, Radionetics was entitled to receive a $140.0 million upfront cash payment and Lilly obtained the exclusive right to acquire Radionetics for $1.0 billion upon conclusion of an exercise period. During the exercise period, Radionetics will continue to build out a proprietary pipeline of therapeutic assets. As of December 31, 2024, the Company owned approximately 25% of Radionetics consisting of common and preferred stock.

During the year ended December 31, 2024, the Company recorded equity method losses of $0.5 million, in the accompanying consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. As of December 31, 2024 the Company's investment in Radionetics was written down to zero. As of December 31, 2023, the Company’s investment in Radionetics of $0.5 million is recorded as a long-term asset in the accompanying consolidated balance sheets.

Other Items

R. Scott Struthers, Ph.D., the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers receives consideration in the form of both equity and a $50,000 annual retainer for his service as a board member of Radionetics. As of December 31, 2024, Dr. Struthers has an approximately 1.3% ownership stake in Radionetics consisting of common stock.

As of December 31, 2024 and 2023, the Company had $0 and $0.1 million, respectively, due from Radionetics for reimbursement of certain expenses paid on behalf of Radionetics. These amounts are recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company received reimbursements from Radionetics of $0.1 million, $0.1 million, and $0.4 million, respectively.

10. STOCKHOLDERS’ EQUITY

Stock Offerings

On September 15, 2023, the Company completed an underwritten public offering of 11,441,648 shares of its common stock at a price to the public of $30.59 per share. Net proceeds from the offering were approximately $328.5 million, after underwriting discounts and commissions and offering costs of approximately $21.5 million.

On March 1, 2024, the Company completed a private placement of 8,333,334 shares of its common stock at a price of $42.00 per share (the "Private Placement"). Net proceeds from the Private Placement were approximately $335.5 million, after offering costs of approximately $14.5 million. On March 19, 2024, the Company registered for resale the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.

On October 10, 2024, the Company completed an underwritten public offering of 11,500,000 shares of its common stock at a price to the public of $50.00 per share, which included 1,500,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $542.8 million, after underwriting discounts and commissions and other offering costs of approximately $32.2 million.

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

During the year ended December 31, 2024, the Company issued 1,223,775 shares of common stock pursuant to the 2019 ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions.

During the year ended December 31, 2024, the Company issued 928,912 shares of common stock pursuant to the 2024 ATM Offering for net proceeds of approximately $48.3 million, after deducting commissions.

During the year ended December 31, 2023, the Company issued 1,344,865 shares of common stock in the 2019 ATM Offering for net proceeds of approximately $40.6 million, after deducting commissions.

11. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. In November 2023, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 7,500,000 shares. In December 2024, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 9,500,000 shares. As of December 31, 2024, 3,188,669 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2024, 3,037,080 shares of common stock were available for future issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2025 an additional 4,646,320 shares became available for future issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of December 31, 2024, 2,050,808 shares of common stock were available for issuance under the ESPP.

The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028 in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2025, an additional 929,264 shares became available for future issuance under the ESPP.

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the year ended December 31, 2024 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term (in years)	(000’s)
Balance on December 31, 2023	12,627,124	$18.96
Granted	3,968,853	$45.72
Exercised	(2,293,706)	$17.64
Forfeited and expired	(636,500)	$27.07
Balance on December 31, 2024	13,665,771	$26.57	7.6	$337,652
Vested and expected to vest on December 31, 2024	13,665,771	$26.57	7.6	$337,652
Exercisable on December 31, 2024	6,478,359	$20.18	6.5	$200,528

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock at December 31, 2024 and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during 2024, 2023 and 2022 was $72.1 million, $16.2 million and $5.9 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the year ended December 31, 2024 was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding	Fair Value
Balance on December 31, 2023	813,634	$19.71
Granted	899,686	$43.56
Vested	(248,910)	$19.81
Forfeited	(129,775)	$34.84
Balance on December 31, 2024	1,334,635	$34.30

The weighted average grant date fair value for restricted stock units granted during 2023 and 2022 was $19.62 and $19.90, respectively. The total fair value of restricted stock units that vested during 2024 and 2023 was $10.0 million and $1.4 million, respectively. No restricted stock units vested in 2022.

Fair Value of Stock Awards

The Company estimates the fair value of all stock option grants and the ESPP using the Black-Scholes option pricing model and recognizes forfeitures as they occur.

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Year ended December 31,
	2024	2023	2022
Expected option term	6.0 years	6.0 years	6.1 years
Expected volatility	66%	66%	88%
Risk free interest rate	4.2%	4.1%	2.8%
Expected dividend yield	—%	—%	—%

The weighted-average fair value of stock options awarded during the years ended December 31, 2024, 2023 and 2022 was $28.96, $13.09 and $14.50 per share, respectively.

The following table summarizes the weighted average assumptions used to estimate the fair value of the ESPP awards for the periods presented below:

ESPP	Year ended December 31,
	2024	2023	2022
Expected term	1.3 years	1.1 years	1.3 years
Expected volatility	72%	66%	87%
Risk free interest rate	5.0%	5.0%	4.1%
Expected dividend yield	—%	—%	—%

The weighted-average fair value of awards under the ESPP during the years ended December 31, 2024, 2023 and 2022 was $22.09, $11.49 and $9.39 per share, respectively.

The key assumptions used in determining the fair value of equity awards, and the Company’s rationale, were as follows: (i) Expected term - the expected term for stock options represents the period that the stock options are expected to be outstanding and has been estimated using the simplified method, due to limited historical exercise behavior. The expected term using the simplified method is an average of the contractual option term and its vesting period; the expected term for awards granted under the ESPP represents the term the awards are expected to be outstanding; (ii) Expected volatility - Beginning in 2023, the Company determined that the volatility of its own market-traded shares best represents the expected volatility based on available historical data and, therefore, the expected volatility assumption for stock-based awards granted during the year ended December 31, 2024 is based on the historical volatility of the Company's common stock. During 2022, the expected volatility assumption was based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available. The Company computed the historical volatility data using the daily closing prices for the selected companies’ shares during the period equivalent to the expected term of the Company’s stock-based awards; (iii) Risk-free interest rate - the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities that approximate the expected terms of awards; and (iv) Expected dividend yield - the expected dividend yield assumption is zero as the Company has never paid dividends and has no present intention to do so in the future.

Restricted stock units are valued using the closing sale price of our common stock on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Included in research and development	$40,667	$22,633	$15,078
Included in general and administrative	28,719	18,304	13,190
Total stock-based compensation expense	$69,386	$40,937	$28,268

As of December 31, 2024, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $142.3 million, $35.0 million and $3.9 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 1.8 years, 2.7 years and 1.4 years, respectively.

12. INCOME TAXES

The Company is subject to taxation in the United States, various state jurisdictions, Australia and Switzerland; however, as it has operated at a loss since inception, it has not paid income taxes in any of the jurisdictions in which it has operated. At December 31, 2024, the Company had federal, state, and foreign net operating loss ('NOL') carryforwards of approximately $431.2 million, $253.9 million and $3.1 million, respectively. The federal loss carryforwards generated after 2017 of $424.9 million will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2035, unless previously utilized. $2 million of the state loss carryforwards will carryforward indefinitely. The other state loss carryforwards begin expiring in 2035, unless previously utilized. The Company's foreign loss carryforwards do not expire. The Company also has federal and California R&D credit carryforwards and federal Orphan Drug Credits totaling $30 million, $14.9 million, and $26.3 million, respectively. The federal R&D credits begin to expire in 2030, unless previously utilized, while the state credits do not expire. The federal Orphan Drug credit carryforwards will begin to expire in 2040, unless previously utilized.

The Company’s NOL and credit carryforwards to offset future taxable income may be subject to a substantial annual limitation upon future utilization as a result of ownership changes that could occur in the future pursuant to Internal Revenue Code Sections 382 and 383. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an 'ownership change' as defined by the tax code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. During 2020, the Company completed a study to assess whether an ownership change within the meaning of Section 382 had occurred for the time period prior to July 15, 2020. The study identified several such ownership changes during the study period, which resulted in limitations on the annual utilization of the Company's NOL and credit carryforwards, or the "Tax Attribute" carryforwards; however, the study findings also indicated that none of the Company's Tax Attribute carryforwards generated during the study period would expire solely as a result of annual limitations on the utilization of such Tax Attribute carryforwards. The Company updated the study for 2022 and 2023 and did not identify any additional ownership changes. Future ownership changes could still occur which might place further limits on the Company's ability to utilize its Tax Attribute carryforwards.

The Company’s federal income tax returns from 2021 forward, state income tax returns from 2020 forward, and its Australian tax returns beginning in 2021 are subject to examination by tax authorities; however, the Company's tax attribute carryforwards such as NOLs and R&D credits generated in closed years remain subject to adjustment by the taxing authorities until the future tax years in which those attributes are utilized are closed to statute. No such audits are underway.

Deferred tax assets and liabilities

Net deferred tax assets are comprised of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$109,135	$81,828
Capitalized research expenses	83,785	43,509
R&D and other tax credits	57,901	37,663
Stock-based compensation	18,090	12,207
Lease liabilities	11,592	10,889
Accrued expenses and other, net	7,488	5,350
Equity method investment	3,544	3,230
Total deferred tax assets	291,535	194,676
Deferred tax liabilities:
Right-of use assets	(9,751)	(9,799)
Net of deferred tax liabilities	(9,751)	(9,799)
Less: valuation allowance	(281,784)	(184,877)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of available evidence, including the Company's history of operating losses, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, a valuation allowance has been established by the Company to fully offset these net deferred tax assets.

Income tax benefit

For the three years in the period ended December 31, 2024, domestic and foreign pre-tax loss were (in thousands):

	Year ended December 31,
	2024	2023	2022
Loss before income taxes - Domestic	$(297,911)	$(214,027)	$(163,175)
Income (loss) before income taxes - Foreign	(497)	(502)	(743)
Loss before income taxes - Consolidated	$(298,408)	$(214,529)	$(163,918)

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations for the three years in the period ended December 31, 2024 is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Expected income tax benefit at federal statutory rate	$(62,666)	$(45,051)	$(34,423)
State income tax benefit, net of federal benefit	(212)	(797)	(128)
Tax effect of
Change in valuation allowance	96,967	59,951	39,733
R&D credit	(23,800)	(18,179)	(10,918)
Stock-based compensation	(8,099)	1,241	781
Australian tax incentive	53	35	266
State rate change	(6,985)	44	3,243
Uncertain tax positions	3,515	2,691	—
Permanent items	3,055	176	(64)
Other	(1,828)	(111)	1,510
Provision for income taxes	$—	$—	$—

Changes to the Company’s unrecognized tax benefits are summarized in the following table (in thousands):

	Year ended December 31,
	2024	2023	2022
Beginning balance	$6,946	$4,110	$1,553
Increase (decrease) for prior year tax positions	(85)	188	837
Increase (decrease) for current year tax positions	3,828	2,648	1,720
Decreases due to settlements	—	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—	—
Ending balance	$10,689	$6,946	$4,110

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would not have any effect on the Company’s effective tax rate. The Company does not foresee any material changes to its unrecognized tax benefits within the next twelve months. There have been no decreases in unrecognized tax benefits due to settlements or expiration of statute of limitations for the assessment of taxes during the years ended December 31, 2024, 2023 and 2022.

The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2024 or December 31, 2023, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 as the unrecognized tax benefits relate to tax positions for which no cash tax liability has been reduced.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our income tax provision for the year ended December 31, 2024, 2023, and 2022.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because the Parent entity would not be required to include the distribution into income as the amount would be tax free. The Company has no foreign withholding tax liability as of December 31, 2024 as a result of losses in foreign subsidiaries.

The Tax Cuts and Jobs Act subjects a US shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

13. SEGMENT REPORTING

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the CODM in making decisions regarding the allocation of resources, assessing performance and monitoring budget versus actuals. The Company's CODM is its founder and chief executive officer. The Company views its operations and manages its business as one operating and reportable segment as the Company has devoted substantially all of its resources to drug discovery and development activities through conducting preclinical studies and clinical trials associated with its programs, all of which aim to discover, develop and commercialize novel therapeutics for rare endocrine diseases and endocrine-related tumors, as outlined in the table below. The Company's operating segment derives its revenues from licensing arrangements (see “Note 8”). The CODM assesses performance based on consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. Substantially all of the Company’s assets and sources of revenues are located in the United States. The total segment amount of equity method investments for the segment is also consistent with the consolidated amount of equity method investments reported within the consolidated balance sheet.

Segment revenue and significant segment expenses which are regularly reported to the CODM are included within the table below and are reconciled to consolidated net loss:

	Year ended December 31,
	2024	2023	2022
Revenue	$1,039	$4,013	$4,737
Less:
Research and development expenses
Paltusotine	(48,536)	(46,772)	(47,767)
Atumelnant	(23,980)	(13,118)	(9,154)
CRN04777	(626)	(7,754)	(11,558)
Early research and development programs	(25,445)	(12,667)	(7,278)
Research and development personnel expenses	(78,817)	(53,446)	(31,662)
Research and development stock-based compensation	(40,667)	(22,633)	(15,078)
Other research and development (1)	(22,085)	(12,137)	(7,728)
Total research and development expenses	(240,156)	(168,527)	(130,225)
General and administrative
External general and administrative expenses	(37,037)	(19,160)	(16,233)
General and administrative personnel expenses	(33,981)	(20,630)	(12,971)
General and administrative stock-based compensation	(28,719)	(18,304)	(13,190)
Total general and administrative expenses	(99,737)	(58,094)	(42,394)
Total other income, net	40,916	13,277	4,974
Loss on equity method investment	(470)	(5,198)	(1,010)
Segment and consolidated net loss	$(298,408)	$(214,529)	$(163,918)

(1) Other research and development are comprised of non-personnel related research and development indirect costs incurred for the benefit of multiple research and development programs, including depreciation, and other facility-based expenses, such as rent expense.

14. EMPLOYEE SAVINGS PLAN

The Company has a defined contribution 401(k) benefit plan (the “401(k) Plan”) for all eligible employees, effective May 1, 2016. The plan permits participants to contribute up to the amount allowable under federal limits of annual pre-tax compensation to the 401(k) Plan. Discretionary matching contributions to the 401(k) Plan are permitted in an amount equal to 50% of the first 6% of the employee’s taxable income up to a maximum of $3,000 per year. The Company accrued approximately $1.0 million, $0.7 million, and $0.5 million for matching contributions for the years ended December 31, 2024, 2023 and 2022, respectively.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	7/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	12/12/2023	3.1
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	7/09/2018	4.1
4.2	Description of Registered Securities	10-K	3/30/2021	4.3
10.1#	Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1/A	7/09/2018	10.1
10.2#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2015 Stock Incentive Plan, as amended	S-1	6/22/2018	10.2
10.3#	Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.3
10.4#	Form of stock option agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	S-1/A	7/09/2018	10.4
10.5#	Form of restricted stock unit agreement under Crinetics Pharmaceuticals, Inc. 2018 Incentive Award Plan	10-K	3/30/2022	10.5
10.6#	Crinetics Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan and offering document thereunder	S-1/A	7/09/2018	10.5
10.7#	Amended and Restated Employment Agreement, effective as of May 25, 2018, by and between R. Scott Struthers and the Registrant	S-1	6/22/2018	10.6
10.8#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Marc J.S. Wilson and the Registrant	S-1	6/22/2018	10.7
10.9#	Employment Agreement, effective as of June 15, 2018, by and between Alan Krasner, M.D. and the Registrant	S-1/A	7/09/2018	10.8
10.10#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/09/2018	10.9
10.11	Lease Agreement, dated as of February 21, 2018, by and between 6262 Lusk Investors LLC and the Registrant, as amended	S-1	6/22/2018	10.9
10.12†	Lease Agreement, dated as of September 9, 2022, by and between San Diego 1 LLC and the Registrant	10-Q	11/14/2022	10.1
10.13	First Amendment to Lease, dated December 8, 2023, to the Lease Agreement, dated as of September 9, 2022, by and between San Diego 1 LLC and the Registrant	10-K	2/28/2024	10.14
10.14#	Non-Employee Director Compensation Program, as amended April 24, 2023	10-Q	5/09/2023	10.2
10.15#	Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan and Form of Stock Option Agreement thereunder	8-K	12/23/2021	10.1
10.16#	Amendment to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-Q	11/14/2022	10.3
10.17#	Amendment No. 2 to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-K	2/28/2023	10.19
10.18#	Amendment No. 3 to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-Q	11/7/2023	10.1
10.19#	Amendment No. 4 to the Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan				X

10.20#	Form of restricted stock unit agreement under Crinetics Pharmaceuticals, Inc. 2021 Employment Inducement Incentive Award Plan	10-K	3/30/2022	10.17
10.21#	Crinetics Pharmaceuticals, Inc. Excess Deferral Plan Adoption Agreement	10-Q	5/9/2024	10.1
10.22#	Amended and Restated Employment Agreement, effective as of May 22, 2018, by and between Stephen Betz and the Registrant	10-K	3/30/2022	10.18
10.23#	Employment Agreement, effective as of September 13, 2021, by and between Jeff Knight and the Registrant	10-K	3/30/2022	10.19
10.24#	Consulting Agreement, effective as of October 15, 2024, between Crinetics Pharmaceuticals, Inc. and James Hassard	8-K	10/16/2024	10.1
10.25#	Separation and Release Agreement, dated October 10, 2024, between Crinetics Pharmaceuticals, Inc. and James Hassard.	8-K	10/16/2024	10.2
10.26#	Employment Agreement, effective as of September 30, 2022, by and between Dana Pizzuti and the Registrant	10-Q	11/14/2022	10.2
10.27#	Employment Agreement, effective December 16, 2024, by and between Isabel Kalofonos and the Registrant				X
10.28#	Sales Agreement, dated June 21, 2024, by and among Crinetics Pharmaceuticals, Inc., Leerink Partners LLC and Cantor Fitzgerald & Co.	8-K	6/21/2024	1.1
10.29#	Registration Rights Agreement, dated February 27, 2024, by and among Crinetics Pharmaceuticals, Inc. and the persons party thereto.	8-K	3/1/2024	10.2
10.30†	License Agreement, dated as of February 25, 2022, by and between Sanwa Kagaku Kenkyusho Co., Ltd. and the Registrant	10-Q	5/12/2022	10.2
19	Insider Trading Compliance Policy	10-K	2/28/2024	19
21.1	List of Subsidiaries of the Registrant	S-1	6/22/2018	21.1
23.1	Consent of BDO USA, P.C., independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97#	Clawback Policy	10-K	2/28/2024	97
101.INS	INLINE XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags				X
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				X
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Crinetics Pharmaceuticals, Inc.

Date: February 27, 2025	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Scott Struthers, Ph.D.	President, Chief Executive Officer and Director	February 27, 2025
R. Scott Struthers, Ph.D.	(principal executive officer)

/s/ Marc J.S. Wilson	Chief Financial Officer	February 27, 2025
Marc J.S. Wilson	(principal financial and accounting officer)

/s/ Wendell Wierenga, Ph.D.	Chairman of the Board of Directors	February 27, 2025
Wendell Wierenga, Ph.D.

/s/ Camille Bedrosian, M.D.	Director	February 27, 2025
Camille Bedrosian, M.D.

/s/ Caren Deardorf	Director	February 27, 2025
Caren Deardorf

/s/ Matthew K. Fust	Director	February 27, 2025
Matthew K. Fust

/s/ Weston Nichols, Ph.D.	Director	February 27, 2025
Weston Nichols, Ph.D.

/s/ Stephanie Okey	Director	February 27, 2025
Stephanie Okey

/s/ Rogério Vivaldi Coelho, M.D.	Director	February 27, 2025
Rogério Vivaldi Coelho, M.D.

i