Form 10-Q
period 2025-03-31
Crinetics Pharmaceuticals, Inc.
filed 2025-05-08
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 93,680,130 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,569	$264,545
Restricted cash	500	500
Investment securities, amortized cost of $1,177,559 at March 31, 2025 and $1,088,561 at December 31, 2024	1,179,555	1,089,524
Prepaid expenses and other current assets	16,431	20,819
Total current assets	1,291,055	1,375,388
Property and equipment, net	12,628	12,068
Operating lease right-of-use assets	42,694	43,507
Restricted cash, net of current portion	800	800
Other assets	14,150	2,829
Total assets	$1,361,327	$1,434,592

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,616	$21,469
Accrued compensation and related expenses	16,606	28,887
Deferred revenue	2,206	2,176
Operating lease liabilities	6,883	7,152
Total current liabilities	57,311	59,684
Operating lease liabilities, non-current	43,936	44,570
Deferred revenue, non-current	4,313	4,704
Other non-current liabilities	1,767	829
Total liabilities	107,327	109,787
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at March 31, 2025 or December 31, 2024	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 93,525 shares issued and outstanding at March 31, 2025; 92,926 shares issued and outstanding at December 31, 2024	2,300,882	2,275,952
Accumulated other comprehensive income	2,002	963
Accumulated deficit	(1,048,884)	(952,110)
Total stockholders’ equity	1,254,000	1,324,805
Total liabilities and stockholders’ equity	$1,361,327	$1,434,592

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2025	2024
Revenues	$361	$640
Operating expenses:
Research and development	76,240	53,341
Selling, general and administrative	35,526	20,828
Total operating expenses	111,766	74,169
Loss from operations	(111,405)	(73,529)
Other income (expense):
Interest income	14,834	7,320
Other expense, net	(203)	(251)
Total other income, net	14,631	7,069
Loss before equity method investment	(96,774)	(66,460)
Loss on equity method investment	—	(470)
Net loss	$(96,774)	$(66,930)
Net loss per share:
Net loss per share - basic and diluted	$(1.04)	$(0.93)
Weighted average shares - basic and diluted	93,102	72,289
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$1,033	$(827)
Unrealized gain on foreign currency	6	—
Total other comprehensive income (loss)	1,039	(827)
Comprehensive loss	$(95,735)	$(67,757)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Common Stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Capital	Income (loss)	Deficit	Equity
Balance at January 1, 2025	92,926	$2,275,952	$963	$(952,110)	$1,324,805
Exercise of stock options	215	4,452	—	—	4,452
Issuance of common stock upon vesting of restricted stock units	384	—	—	—	—
Stock-based compensation	—	20,478	—	—	20,478
Other comprehensive income	—	—	1,039	—	1,039
Net loss	—	—	—	(96,774)	(96,774)
Balance at March 31, 2025	93,525	$2,300,882	$2,002	$(1,048,884)	$1,254,000

Balance on January 1, 2024	68,175	$1,191,831	$977	$(653,702)	$539,106
Issuance of common stock, net of $15,810 of transaction costs	9,557	378,890	—	—	378,890
Exercise of stock options	605	11,240	—	—	11,240
Issuance of common stock upon vesting of restricted stock units	202	—	—	—	—
Stock-based compensation	—	13,454	—	—	13,454
Other comprehensive loss	—	—	(827)	—	(827)
Net loss	—	—	—	(66,930)	(66,930)
Balance at March 31, 2024	78,539	$1,595,415	$150	$(720,632)	$874,933

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2025	2024
Operating activities:
Net loss	$(96,774)	$(66,930)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	20,478	13,454
Depreciation and amortization	925	474
Noncash lease expense	813	789
Accretion of purchase discounts and amortization of premiums on investment securities, net	(4,376)	(3,847)
Loss on disposal of property and equipment	19	42
Loss on equity method investment	—	470
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(6,917)	212
Accounts payable and accrued expenses, compensation and related expenses	(1,356)	1,306
Deferred revenue	(361)	398
Operating lease liabilities	(903)	776
Net cash used in operating activities	(88,452)	(52,856)
Investing activities:
Purchases of investment securities	(391,204)	(99,741)
Maturities of investment securities	306,482	101,382
Purchases of property and equipment	(1,239)	(1,332)
Net cash (used in) provided by investing activities	(85,961)	309
Financing activities:
Proceeds from issuance of common stock, net of $0 (2025) and $17,300 (2024) of transaction costs	—	383,215
Proceeds from exercise of stock options	4,437	10,359
Net cash provided by financing activities	4,437	393,574
Net change in cash, cash equivalents and restricted cash	(169,976)	341,027
Cash, cash equivalents and restricted cash at beginning of period	265,845	56,197
Cash, cash equivalents and restricted cash at end of period	$95,869	$397,224
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$94,569	$395,924
Restricted cash	1,300	1,300
Cash, cash equivalents and restricted cash at end of period	$95,869	$397,224
Noncash investing and financing activities:
Stock options exercised receivable	$15	$881
Amounts accrued for purchases of property and equipment	$264	$168
Accrued financing costs	$—	$4,325

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Crinetics Pharmaceuticals, Inc. (the “Company”) is a clinical-stage pharmaceutical company incorporated in Delaware on November 18, 2008 and based in San Diego, California. The Company is focused on the discovery, development, and commercialization of novel therapeutics for rare endocrine diseases and endocrine-related tumors. In January 2017, the Company established a wholly-owned Australian subsidiary, Crinetics Australia Pty Ltd (“CAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In September 2024, the Company established Crinetics Pharmaceuticals Europe GmbH ("CPEG"), a wholly-owned Swiss subsidiary which was formed, among other things, to conduct various development, regulatory, and pre-commercialization activities for our product candidates in Europe.

Our lead product candidate is paltusotine, which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors ("NETs"). Our second product candidate is atumelnant (formerly CRN04894), which is in clinical development for congenital adrenal hyperplasia ("CAH"), and patients with either Cushing's disease or Ectopic ACTH Syndrome ("EAS").

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations and cash flows for the three months ended March 31, 2025 and 2024 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $1.0 billion as of March 31, 2025.

As of March 31, 2025, the Company had $1.3 billion in unrestricted cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	As of March 31,
	2025	2024
Stock options	15,286	14,457
Restricted stock units	1,979	1,478
Employee stock purchase plan	164	292
Total	17,429	16,227

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-09

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

ASU 2024-03

On November 4, 2024, the FASB issued ASU No. 2024-03, “Income Statement–Reporting Comprehensive Income–Expense disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$587,384	$731	$(12)	$588,103
Agency obligations	62,992	7	(42)	62,957
Corporate debt securities	527,183	1,345	(33)	528,495
Total	$1,177,559	$2,083	$(87)	$1,179,555

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$542,962	$417	$(35)	$543,344
Agency obligations	57,986	2	(57)	57,931
Corporate debt securities	487,613	818	(182)	488,249
Total	$1,088,561	$1,237	$(274)	$1,089,524

As of March 31, 2025 and December 31, 2024, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$730,000	$730,706	$621,499	$622,161
Due after one year through five years	447,559	448,849	467,062	467,363
Total	$1,177,559	$1,179,555	$1,088,561	$1,089,524

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$162,923	$(12)	$—	$—	$162,923	$(12)
Agency obligations	57,953	(42)	—	—	57,953	(42)
Corporate debt securities	53,054	(33)	—	—	53,054	(33)
Total	$273,930	$(87)	$—	$—	$273,930	$(87)

	As of December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$19,953	$(35)	$—	$—	$19,953	$(35)
Agency obligations	47,936	(57)	—	—	47,936	(57)
Corporate debt securities	165,032	(182)	—	—	165,032	(182)
Total	$232,921	$(274)	$—	$—	$232,921	$(274)

The Company reviewed its investment holdings as of March 31, 2025 and December 31, 2024 and determined that the decrease in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses as of March 31, 2025 and December 31, 2024. Realized net gains (losses) were immaterial for the three months ended March 31, 2025 and March 31, 2024.

Accrued interest receivable on available-for-sale securities was $7.2 million and $8.3 million at March 31, 2025 and December 31, 2024, respectively. The Company did not write off any accrued interest receivable in any of the periods presented in the condensed consolidated financial statements.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$86,241	$—	$—	$86,241
Investment securities:
U.S. government obligations	588,103	—	—	588,103
Agency obligations	—	62,957	—	62,957
Corporate debt securities	—	528,495	—	528,495
Total assets measured at fair value	$674,344	$591,452	$—	$1,265,796

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$249,116	$—	$—	$249,116
Corporate debt securities	—	5,314	—	5,314
Investment securities:
U.S. government obligations	543,344	—	—	543,344
Agency obligations	—	57,931	—	57,931
Corporate debt securities	—	488,249	—	488,249
Total assets measured at fair value	$792,460	$551,494	$—	$1,343,954

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and 2024.

5. BALANCE SHEET DETAILS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid clinical costs	$1,556	$6,842
Prepaid research and development costs	1,167	714
Australian tax incentive receivable	74	74
Prepaid insurance	535	1,025
Prepaid subscriptions	3,157	2,561
Interest receivable	7,225	8,310
Receivable for common stock issued	15	76
Other	2,702	1,217
Total	$16,431	$20,819

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$12,986	$11,900
Lab equipment	6,027	5,693
Office equipment	2,195	2,147
Computers and software	60	60
Property and equipment at cost	21,268	19,800
Less accumulated depreciation and amortization	(8,640)	(7,732)
Total	$12,628	$12,068

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$9,842	$5,853
Accrued clinical trial costs	5,194	3,076
Accrued research and development costs	8,350	6,067
Accrued outside services and professional fees	6,565	5,572
Other accrued expenses	1,665	901
Total	$31,616	$21,469

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

In 2022, the Company entered into a lease agreement for laboratory and office space in San Diego, California (the "2022 Lease"). Under the terms of the 2022 Lease, the Company has expected future monthly minimum lease payments of $0.5 million and the term expires on the date immediately preceding the one hundred thirty-seventh (137th) monthly anniversary of the lease payment start date. Lease payments are subject to annual 3% increases. The Company is also responsible for certain operating expenses and taxes during the term of the 2022 Lease. The 2022 Lease provides the Company with specified tenant improvement and landlord work allowances. The Company has (i) two options to extend the term of the 2022 Lease for an additional period of five (5) years each, and (ii) a right of first offer on adjacent space to the new facility, subject to the terms and conditions of the 2022 Lease. The 2022 Lease commenced in 2023 when the building was ready and available for its intended use. As of the date of the recording of the 2022 Lease, the Company is not reasonably certain that these options will be exercised. In September 2023, the Company recorded a right-of-use asset and corresponding lease liability in the accompanying condensed consolidated balance sheets in connection with the 2022 Lease. The Company recorded $47.0 million for the right-of-use asset obtained in exchange for the 2022 Lease.

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

As of March 31, 2025, the Company's future minimum payments under non-cancellable operating leases, were as follows (in thousands):

Year ending December 31,	Minimum Payments
2025 (nine months)	$5,496
2026	6,795
2027	6,999
2028	7,209
2029	7,425
Thereafter	43,550
Total future minimum lease payments	77,474
Less imputed interest	(26,655)
Total operating lease liabilities	50,819
Less operating lease liabilities, current	(6,883)
Operating lease liabilities, non-current	$43,936

Operating lease cost was $2.2 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company’s weighted average remaining term was 10.0 years and 10.1 years, respectively. As of March 31, 2025 and December 31, 2024, the Company’s weighted-average discount rate was 8.6%.

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases was $2.0 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

Deferred revenue consisted of the following (in thousands):

	Three months ended March 31,
	2025	2024
Deferred revenues at beginning of period	$6,880	$6,806
Unearned revenue from cash received during the period, excluding amounts recognized as revenue during the period	—	576
Revenue recognized that was included in deferred revenues as of the beginning of the period	(361)	(178)
Deferred revenues at end of period	$6,519	$7,204

During the three months ended March 31, 2025 and 2024, $0.4 million and $0.6 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the three months ended March 31, 2025 and 2024, the Company recognized $0 and $38,000, respectively, of revenues from the Sanwa Clinical Supply Agreement in the accompanying condensed consolidated statements of operations and comprehensive loss. No significant supply purchases were made by Sanwa through the Sanwa Clinical Supply Agreement during each of the three months ended March 31, 2025 and 2024.

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

No revenue was recognized during the three months ended March 31, 2025 and 2024 from the Loyal License in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in other assets in the accompanying condensed consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none for the three months ended March 31, 2025.

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

During the three months ended March 31, 2024, the Company issued 1,223,775 shares of common stock pursuant to the 2019 ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions.

During the three months ended March 31, 2025 and as of date of this Report, no shares of common stock had been sold under the 2019 ATM Offering or the 2024 ATM Offering Agreement.

10. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

The Company adopted the 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") in December 2021. The Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2021 Inducement Plan. The terms of the 2021 Inducement Plan are substantially similar to the terms of the Company’s 2018 Incentive Award Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the board of directors of the Company if the award is in connection with commencement of employment. In 2022, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 5,000,000 shares. In November 2023, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 7,500,000 shares. In December 2024, the Company amended the 2021 Inducement Plan to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 9,500,000 shares. As of March 31, 2025, 2,787,184 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

The Company adopted the 2018 Incentive Award Plan (the “2018 Plan”) in July 2018. Under the 2018 Plan, which expires in July 2028, the Company may grant equity-based awards to individuals who are employees, officers, directors or consultants of the Company. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of March 31, 2025, 5,221,327 shares of common stock were available for future issuance under the 2018 Plan.

The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by the Company. Under this evergreen provision, on January 1, 2025, an additional 4,646,320 shares became available for future issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) in July 2018. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2025, 2,980,072 shares of common stock were available for issuance under the ESPP.

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

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the three months ended March 31, 2025 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2024	13,665,771	$26.57
Granted	2,149,003	$36.95
Exercised	(215,439)	$20.67
Forfeited and expired	(312,840)	$33.24
Balance at March 31, 2025	15,286,495	$27.98	7.6	$136,422
Vested and expected to vest at March 31, 2025	15,286,495	$27.98	7.6	$136,422
Exercisable at March 31, 2025	7,020,057	$20.88	6.2	$94,797

Aggregate intrinsic value is calculated as the difference at a specific point in time between the closing price of the Company’s common stock on March 31, 2025, the last trading day of the quarter, and the exercise price of stock options that had exercise prices below the closing price. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $4.1 million and $13.8 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity during the three months ended March 31, 2025, was as follows:

		Weighted-
	Restricted Stock	Average
	Units	Grant Date
	Outstanding
Balance at December 31, 2024	1,334,635	$34.30
Granted	1,053,048	$36.58
Vested	(383,464)	$31.91
Forfeited	(25,653)	$37.54
Balance at March 31, 2025	1,978,566	$35.94

The total fair value of restricted stock units that vested during the three months ended March 31, 2025 and 2024 was $13.2 million and $7.9 million, respectively.

Fair Value of Stock Awards

The Company estimates the fair value of all stock option grants and the ESPP using the Black-Scholes option pricing model and recognizes forfeitures as they occur. The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans for the periods presented below:

Stock Option Awards	Three months ended March 31,
	2025	2024
Expected option term	6.0 years	6.0 years
Expected volatility	64%	67%
Risk free interest rate	4.4%	4.2%
Expected dividend yield	—%	—%

The weighted-average fair value of stock options awarded was $22.97 and $27.38 per share during the three months ended March 31, 2025 and 2024, respectively.

There were no ESPP awards during the three months ended March 31, 2025 and 2024.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Included in research and development	$11,819	$7,565
Included in selling, general and administrative	8,659	5,889
Total stock-based compensation expense	$20,478	$13,454

As of March 31, 2025, unrecognized stock-based compensation cost related to option awards, restricted stock units, and ESPP was $169.5 million, $68.4 million and $1.9 million, respectively, which is expected to be recognized over a remaining weighted-average period of 2.7 years, 3.3 years and 1.3 years, respectively.

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

Radionetics is a variable interest entity ("VIE") due to having insufficient equity to finance its activities without additional subordinated financial support. The Company evaluated whether it is the primary beneficiary of Radionetics by evaluating Radionetics’ key activities: (1) conducting research and development, (2) making financing decisions, and (3) determining the strategic direction of Radionetics. Decisions about research and development activities are made by unanimous vote of members of the research and development committee, in which no individual party has unilateral decision-making power. Decisions about financing and strategic direction rest with Radionetics’ board of directors, and no party was determined to be in control, given the Radionetics board of directors is comprised of six members. Crinetics, 5AM and Frazier are each entitled to appoint and replace, as needed, their board designee, the fourth member is Radionetics’ CEO, and the fifth and sixth members must be mutually agreed upon by the other four board members. All changes to board composition are subject to shareholder approval with common and preferred shareholders having equal votes. Radionetics’ management continues to be entirely separate from the Company and determined by the Radionetics’ board of directors. As the Company did not control any of Radionetics' key activities, it was not the primary beneficiary of the VIE and did not consolidate the financial results of Radionetics.

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

In June 2024, the Company amended the Radionetics License to reduce the number of development targets. Following the amendment to the Radionetics License, ownership of the non-licensed targets reverted back to the Company and the Company is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales. In July 2024, Radionetics announced the formation of a strategic partnership with Eli Lilly and Company, or Lilly. Under the terms of the agreement, Radionetics was entitled to receive a $140.0 million upfront cash payment and Lilly obtained the exclusive right to acquire Radionetics for $1.0 billion upon conclusion of an exercise period. During the exercise period, Radionetics will continue to build out a proprietary pipeline of therapeutic assets. As of March 31, 2025, the Company owned approximately 25% of Radionetics consisting of common and preferred stock.

The Company accounts for its investment in Radionetics common stock under the equity method of accounting due to its ability to exercise significant influence. The Company records its share of Radionetics income (loss) outside of operations in the statements of operations and comprehensive loss on a quarterly lag. The Company's equity method investment in Radionetics was written down to zero during a prior period as a result of the allocation of the Company’s share of losses of the investee. There were no equity method losses recorded during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded equity method losses of $0.5 million, in the accompanying condensed consolidated statements of operations and comprehensive loss, as a result of the allocation of the Company’s share of Radionetics eligible losses, which is recorded on a quarterly lag. As of March 31, 2025, the Company's investment in Radionetics was written down to zero.

Other Items

R. Scott Struthers, Ph.D., the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers receives consideration in the form of both equity and a $50,000 annual retainer for his service as a board member of Radionetics. As of March 31, 2025, Dr. Struthers has an approximately 1.3% ownership stake in Radionetics consisting of common stock.

Reimbursements from Radionetics were immaterial during the three months ended March 31, 2025 and 2024.

12. SEGMENT REPORTING

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM") in making decisions regarding the allocation of resources, assessing performance and monitoring budget versus actuals. The Company's CODM is its founder and chief executive officer. The Company views its operations and manages its business as one operating and reportable segment as the Company has devoted substantially all of its resources to drug discovery and development activities through conducting preclinical studies and clinical trials associated with its programs, all of which aim to discover, develop and commercialize novel therapeutics for rare endocrine diseases and endocrine-related tumors, as outlined in the table below. The Company's operating segment derives its revenues from licensing arrangements (see Note 8). The CODM assesses performance based on condensed consolidated net loss as reported on the condensed consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the condensed consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. Substantially all of the Company’s assets and sources of revenues are located in the United States. The total segment amount of equity method investments for the segment is also consistent with the consolidated amount of equity method investments reported within the condensed consolidated balance sheet.

Segment revenue and significant segment expenses which are regularly reported to the CODM are included within the table below and are reconciled to condensed consolidated net loss:

	Three Months ended March 31,
	2025	2024
Revenue	$361	$640
Less:
Research and development expenses
Paltusotine	(16,491)	(12,952)
Atumelnant	(7,195)	(3,932)
Early research and development programs	(7,065)	(4,787)
Research and development personnel expenses	(27,473)	(18,427)
Research and development stock-based compensation	(11,819)	(7,565)
Other research and development (1)	(6,197)	(5,678)
Total research and development expenses	(76,240)	(53,341)
Selling, general and administrative
External selling, general and administrative expenses	(14,041)	(7,185)
Selling, general and administrative personnel expenses	(12,826)	(7,754)
Selling, general and administrative stock-based compensation	(8,659)	(5,889)
Total selling, general and administrative expenses	(35,526)	(20,828)
Total other income, net	14,631	7,069
Loss on equity method investment	—	(470)
Segment and consolidated net loss	$(96,774)	$(66,930)

(1) Other research and development is comprised of non-personnel related research and development indirect costs incurred for the benefit of multiple research and development programs, including depreciation, and other facility-based expenses, such as rent expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Endocrine pathways function to maintain homeostasis and commonly use peptide hormones acting through G protein coupled receptors, or GPCRs, to regulate many aspects of physiology including growth, energy, metabolism, gastrointestinal function and stress responses. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine GPCRs. We have discovered a pipeline of oral nonpeptide (small molecule) new chemical entities that target peptide GPCRs to treat a variety of endocrine diseases where treatment options have significant efficacy, safety and/or tolerability limitations. Our lead product candidate is paltusotine, which is in clinical development for the treatment of acromegaly and carcinoid syndrome associated with neuroendocrine tumors, or NETs. Our second product candidate is atumelnant (formerly CRN04894), which is in clinical development for congenital adrenal hyperplasia, or CAH, and patients with either Cushing’s disease or Ectopic ACTH Syndrome, or EAS. We are advancing additional product candidates through preclinical discovery and development studies. Our vision is to build a premier, endocrine-focused, global biopharmaceutical company that consistently pioneers new therapeutics that improve the lives of patients.

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

To date, our clinical trials have shown that paltusotine was generally well tolerated among healthy adults and patients with acromegaly and with carcinoid syndrome. The drug substance for paltusotine is synthesized in India and then undergoes a bioavailability optimization step in Portugal. Subsequently, the drug substance is tabulated in the United States.

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

We believe that the results of the two trials could support global marketing applications for the use of paltusotine for all acromegaly patients who require pharmacotherapy, including untreated patients and those switching from other therapies. We submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for paltusotine for the proposed treatment and long-term maintenance therapy of acromegaly. We subsequently received notification of acceptance from the FDA on the status of the NDA submission and were granted a Prescription Drug User Fee Act, or PDUFA, Target Action Date of September 25, 2025. The FDA has granted orphan drug designation for paltusotine for the treatment of acromegaly. In February 2025, the European Medicines Agency, or EMA, granted paltusotine orphan drug designation for the treatment of acromegaly. Designation was given following a positive recommendation from the EMA Committee for Orphan Medicinal Products, highlighting the potential impact of paltusotine for acromegaly patients in the European Union. The EMA validated the Marketing Authorization Application, or MAA, in March 2025 consistent with a timeline for potential EMA decision in the first half of 2026.

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

We have begun site activation activities for the CAREFNDR Phase 3 clinical trial in patients with carcinoid syndrome and expect to initiate the trial in the second half of 2025. CAREFNDR is designed as a double-blind, placebo-controlled, sixteen-week clinical trial to enroll carcinoid syndrome patients who are not on pharmacological treatment at baseline and are actively symptomatic. The primary endpoint of the CAREFNDR trial is the percentage change in the frequency of flushing episodes at week 12. In addition, a key secondary endpoint measures the change in bowel movement frequency at week 12. The CAREFNDR trial is designed to capture other efficacy endpoints including severity of flushing and urgency of bowel movements. Following the 16-week randomized controlled period, the trial will include a 104-week open-label extension, or OLE, to evaluate long-term efficacy, safety and additional clinical outcomes. The OLE will include an exploratory assessment of tumor control.

Atumelnant (ACTH Antagonist)

Atumelnant (formerly CRN04894) is our investigational, orally available, nonpeptide product candidate designed to antagonize the adrenocorticotrophic hormone, or ACTH, receptor. It is intended for the treatment of diseases caused by excess ACTH, including CAH and ACTH-dependent Cushing’s Syndrome, or ADCS, which includes patients with either Cushing's disease or EAS. CAH encompasses a set of disorders that are caused by genetic mutations that result in impaired cortisol synthesis. A lack of cortisol leads to a breakdown of feedback mechanisms and results in persistently high levels of ACTH, which, in turn, causes overstimulation of the adrenal cortex. The resulting adrenal hyperplasia and over-secretion of other steroids (particularly androgens) and steroid precursors can lead to a variety of effects from improper gonadal development to life-threatening dysregulation of mineralocorticoids. Cushing’s disease results from a pituitary tumor that secretes excess ACTH, and EAS results from non-pituitary ectopic tumors which secrete ACTH. The excess secretion of ACTH causes the downstream synthesis and over-secretion of cortisol by the adrenal glands. Cortisol is the body’s main stress hormone and excess amounts can cause significant increases in mortality and morbidity. We estimate that approximately 17,000 patients in the United States are potential candidates for treatment with atumelnant. We estimate there are over 11,000 patients with Cushing’s disease in the United States, of which approximately 5,000 patients are potential candidates for treatment with atumelnant.

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

Congenital Adrenal Hyperplasia

We conducted the TouCAHn Phase 2 study of atumelnant in adult CAH patients. This open-label study was designed to evaluate the safety, efficacy, and pharmacokinetics of different doses of atumelnant. In addition, biomarkers, including serum androstenedione (A4) and 17-hydroxyprogesterone (17-OHP), were measured to evaluate the potential efficacy of atumelnant. We reported positive initial findings from our Phase 2 study in June 2024 and topline data from 28 patients in January 2025. We recently added a final cohort of patients to the Phase 2 study to study morning dosing of atumelnant at 80 mg as well as glucocorticoid reduction.

CALM-CAH is designed as a Phase 3 double-blind, placebo-controlled, thirty two-week clinical trial to enroll patients with CAH. The primary endpoint of the CALM-CAH trial is the proportion of participants with androstenedione (A4) ≤ULN (upper limit of normal) who are on physiologic GC replacement at week 32. The CALM-CAH trial is also designed to evaluate the impact of atumelnant on the clinical signs, symptoms, co-morbidities and outcomes of CAH. In addition we have initiated our open-label extension study which will enroll patients from both Phase 2 and 3. We plan to initiate the CALM-CAH Phase 3 study in adults with CAH in the second half of 2025. We also plan to initiate a Phase 2/3 pediatric study in the second half of 2025.

ACTH-Dependent Cushing’s Syndrome (ADCS)

We are conducting a clinical trial of atumelnant in patients with ADCS, including those with Cushing’s disease and Ectopic ACTH Syndrome. We entered into a clinical trial agreement with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, of the National Institutes of Health, or NIH, to collaborate on a company-sponsored multiple-ascending dose trial of atumelnant in ADCS. This open-label study is designed to evaluate safety, tolerability, and pharmacokinetics of different doses of atumelnant in patients with ADCS as well as to measure 24-hour urinary-free cortisol and serum cortisol as indicators of efficacy. We reported positive initial findings from our ongoing open-label Phase 1b/2a study in June 2024. Planning for the next trial of atumelnant in ACTH-dependent Cushing’s syndrome is underway, and we expect to initiate a Phase 2/3 study in the second half of 2025.

CRN09682 (nonpeptide drug conjugate for SST2 positive solid tumors)

We have developed a first-in-class, non-radioactive, nonpeptide drug conjugate, or NDC, linking an SST2 agonist with the cytotoxic drug monomethyl auristatin E, or MMAE, via a spacer and a cleavable linker for the treatment of NETs and potentially for use in other solid tumors that express SST2, or SST+ tumors. The SST2 ligand on the NDC molecule binds to SST2 on the tumor cell surface and is internalized by the cell where enzymes cleave the MMAE and release it. MMAE is a payload that causes microtubule disruption leading to cell arrest and death. Approximately 140,000 adults in the United States have SST2+ NETs, and many other tumor types express SST2. NETs are generally incurable when metastatic, regardless of tumor grade. Overall survival rates vary significantly by stage, grade, age at diagnosis, primary site, and time period of diagnosis. While somatostatin analogs have typically been used as first-line treatment, other therapies commonly used for advanced, metastatic disease include peptide receptor radionuclide therapy, or PRRT, targeted therapies like tyrosine kinase inhibitors, or TKIs, and chemotherapies like platinum/etoposide. We believe our NDC therapy has the potential to improve treatment of SST2+ NETs by stopping tumor progression and/or shrinking tumors. A “Study May Proceed” letter has been received to allow us to begin a Phase 1/2 dose escalation study of CRN09682 with an expansion phase for the treatment of metastatic or locally advanced SST2-positive neuroendocrine tumors and other SST2-expressing solid tumors.

Parathyroid Hormone Antagonist

We are developing antagonists of the parathyroid hormone, or PTH, receptor for the treatment of primary hyperparathyroidism, or PHPT and humoral hypercalcemia of malignancy, or HHM, and other diseases of excess PTH. PTH regulates calcium and phosphate homeostasis in bone and kidney through activation of its receptor, PTHR1. Increased activation of PTHR1, either via PTH or PTH-related peptide (PTHrP, PTHLH) can affect bone metabolism and calcium regulation. Primary hyperparathyroidism arises from a small, benign tumor on one or more of the parathyroid glands, which results in over-secretion of PTH, leading to increased blood calcium levels, or hypercalcemia, increased urine-calcium levels, or hypercalciuria, as well as decreased phosphate levels, or hypophosphatemia. Many patients experience no symptoms. Surgery is indicated in symptomatic patients and asymptomatic patients with target organ involvement to remove the tumor and/or hyperactive gland(s). For patients who decline or cannot undergo surgery, management with medical therapy is recommended. Symptomatic PHPT is characterized by skeletal, renal, cardiovascular, gastrointestinal, neurobehavioral and neuromuscular manifestations with increased mortality. PHPT incidence in the U.S. has been highly influenced by changes in medical practice with the emergence of increased serum calcium and PTH screening and is now estimated to be approximately 200,000 cases. HHM is caused by over-secretion of PTHrP by a malignant tumor and results in bone resorption and calcium reabsorption in the kidney, leading to hypercalcemia. Patients with HHM typically have advanced-stage cancers, present severely symptomatic and tend to have limited survival of several months. HHM occurs in approximately 20% of all cancer patients during their clinical course. We have identified multiple investigational, orally available nonpeptide PTH antagonists that show activity and drug-like properties in preclinical models. Based on emerging data from IND-enabling studies, our PTH antagonist candidate in preclinical development has been substituted with another candidate expected to exhibit an improved profile. This new candidate is in IND-enabling studies, which we intend to complete next year.

Thyroid Stimulating Hormone Receptor Antagonist

We are developing thyroid-stimulating hormone receptor, or TSHR, antagonists for the treatment of Graves’ disease and Thyroid Eye Disease, or TED, or Grave’s orbitopathy. Graves’ disease is an autoimmune condition that affects approximately 3 million people in the United States. It is characterized by the production of autoantibodies against TSHR, and the pathology of Graves’ disease is driven by these TSHR stimulatory antibodies, or TSAb, that result in heightened activation of TSHR. This overstimulation results in hyperthyroidism due to excessive production of thyroid hormones which causes symptoms including weight loss, rapid or irregular heartbeat, anxiety, sweating or muscle weakness. Some Graves’ disease patients also develop TED due to overactivation of TSHR in orbital fibroblasts leading to excessive production of hyaluronic acid, adipogenesis, cytokine production, and fibrosis. This causes a constellation of debilitating symptoms including pain, swelling, blurry vision, diplopia, and proptosis. Several treatments for Graves’ hyperthyroidism are available including anti-thyroid drugs, radioactive iodine, or RAI, and surgery. RAI and surgery are definitive treatments for Graves’ hyperthyroidism, but result in permanent hypothyroidism requiring life long thyroid hormone replacement. In addition, none of the current treatments for Graves’ hyperthyroidism are effective in treating TED and, in some cases, such as with RAI, the treatments worsen the condition. Blocking TSHR activation directly via a TSHR antagonist may provide an important new therapeutic mechanism to treat patients with Graves’ disease that would effectively treat both the hyperthyroidism and TED. We have identified investigational, orally available nonpeptide TSHR antagonists that demonstrate activity in preclinical models and possess good drug-like properties. We have selected a development candidate and are conducting first-in-human enabling activities.

SST3 Agonist Program for the Treatment for Autosomal Dominant Polycystic Kidney Disease

Autosomal Dominant Polycystic Kidney Disease, or ADPKD, is the most frequent genetic cause of chronic kidney disease, affecting more than 300,000 individuals, and is the fourth leading cause of end-stage renal disease. ADPKD is caused by mutations in the PKD1 or PKD2 genes, which encode the polycystin 1 or 2 proteins (PC1 and PC2) and is characterized by the growth of numerous fluid-filled cysts causing kidney injury and progressive loss of kidney functions. Increasing evidence points toward a model where loss of polycystin function in cilia of kidney epithelial cells might be the driver of cystogenesis observed in ADPKD. In healthy individuals, PC1 and PC2 form channels in the cilia of epithelial cells that contribute to maintain high calcium levels in this cellular compartment. In ADPKD, a decrease in ciliary calcium levels due to the loss of PC1 or PC2 function activates adenylyl cyclase 5/6, increasing ciliary cAMP, a molecule that plays a key role in cell differentiation and proliferation. Somatostatin receptor type 3 (SST3) is expressed in cyst lining cells in ADPKD patients and localizes in cilia. A selective SST3 agonist will decrease adenylyl cyclase activity and cAMP levels, thus potentially reducing cystogenesis in ADPKD. We have identified an investigational, orally available selective SST3 nonpeptide agonist for the treatment of ADPKD and are conducting first-in-human enabling activities.

Research Discovery

Patients with many other debilitating endocrine diseases and endocrine related tumors await new therapeutic options, and we continuously evaluate and prioritize where to deploy our drug discovery efforts. We plan to continue to expand our drug discovery efforts and leverage our expertise in the evaluation of additional unmet medical needs. Our drug discovery and development efforts are focused on endocrine, metabolism, and targeted therapies.

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

Radionetics Oncology, Inc.

We formed Radionetics Oncology, Inc., or Radionetics, in October 2021 together with 5AM Ventures and Frazier Healthcare Partners. Radionetics aims to develop a deep pipeline of novel, targeted, nonpeptide radiopharmaceuticals for the treatment of a broad range of oncology indications. In connection with the formation of Radionetics, we entered into a Collaboration and License Agreement with Radionetics, or the Radionetics License, granting Radionetics an exclusive world-wide license to certain targets for the development of radiotherapeutics and related radio-imaging agents. As of March 31, 2025, we had an approximate 25% ownership stake in Radionetics consisting of common and preferred stock. In addition to our equity stake in Radionetics, Crinetics is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales of the licensed targets. In July 2024, Radionetics announced the formation of a strategic partnership with Eli Lilly and Company, or Lilly. Under the terms of the agreement, Radionetics was entitled to receive an upfront cash payment of $140 million and Lilly obtained the exclusive right to acquire Radionetics for $1.0 billion upon conclusion of an exercise period. During the exercise period, Radionetics will continue to build out a proprietary pipeline of therapeutic assets.

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

Financial operations overview

To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of selling, general and administrative support for these operations and commercial preparedness. We have recognized revenues from various research and development grants and license and collaboration agreements, but do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through our grant and license revenues, and offerings of our preferred and common stock. As of March 31, 2025, we had unrestricted cash, cash equivalents, and investment securities of $1.3 billion.

We have incurred cumulative net losses since our inception and, as of March 31, 2025, we had an accumulated deficit of $1.0 billion. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

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

Revenues

To date, our revenues have been mainly derived from research grant awards and licenses, including the Radionetics License, the Sanwa License, and the Loyal License. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of March 31, 2025. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 8 to our condensed consolidated financial statements). We have not generated any revenues from the commercial sale of approved products, and we may never generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. However, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for paltusotine for the proposed treatment and long-term maintenance therapy of acromegaly and subsequently received notification of acceptance from the FDA on the status of the NDA submission and were granted a Prescription Drug User Fee Act, or PDUFA, Target Action Date of September 25, 2025.

License revenues

In February 2022, we and Sanwa entered into a license agreement, or the Sanwa License, pursuant to which whereby we granted Sanwa an exclusive license to develop and commercialize paltusotine in Japan.

License revenues of $0.4 million and $0.6 million, respectively, for the three months ended March 31, 2025 and 2024 were primarily derived from the Sanwa License.

Clinical supply revenues

On June 14, 2022, we and Sanwa entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby we are responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. No significant supply purchases were made by Sanwa through the Sanwa Clinical Supply Agreement during each of the three months ended March 31, 2025 and 2024.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three months ended March 31, 2025 and 2024 related to the research and development of paltusotine, atumelnant, and discovery. We deploy our personnel and facility related resources across all of our research and development activities.

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

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and commercial planning expenses. We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. We also incur expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, as well as commercial preparedness, corporate strategy and business development, corporate communications, and investor relations costs associated with operating as a public company.

Critical Accounting Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and leases. We base our estimates on historical experience, known trends and events, information received from third parties and various other factors that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting estimates discussed therein.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,		Dollar
	2025	2024	Change
Revenues	$361	$640	$(279)
Operating expenses:
Research and development	76,240	53,341	22,899
Selling, general and administrative	35,526	20,828	14,698
Total operating expenses	111,766	74,169	37,597
Loss from operations	(111,405)	(73,529)	(37,876)
Other income, net	14,631	7,069	7,562
Loss before equity method investment	(96,774)	(66,460)	(30,314)
Loss on equity method investment	—	(470)	470
Net loss	$(96,774)	$(66,930)	$(29,844)

Revenues. Revenues during the three months ended March 31, 2025 and the three months ended March 31, 2024 related to the Sanwa License.

Research and development expenses. Research and development expenses were $76.2 million and $53.3 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to an increase in personnel costs of $13.3 million, increased manufacturing activities costs of $2.5 million, and increased outside services costs of $4.1 million, all of which were driven by the advancement of our clinical programs and the expansion of our preclinical portfolio.

The following table summarizes our primary external and internal research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months ended March 31,		Dollar
	2025	2024	Change
External research and development expenses:
Clinical trials	$11,501	$10,389	$1,112
Contract manufacturing	8,752	6,253	2,499
Preclinical studies	2,592	1,845	747
Outside services	9,317	5,220	4,097
Other external research and development	15	4	11
Total external research and development expenses	32,177	23,711	8,466
Internal expenses:
Payroll and benefits	27,473	18,427	9,046
Stock-based compensation	11,819	7,565	4,254
Facilities and related	3,010	2,557	453
Other internal research and development	1,761	1,081	680
Total internal research and development expenses	44,063	29,630	14,433
Total research and development expenses	$76,240	$53,341	$22,899

The following table summarizes our research and development expenses by program for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months ended March 31,		Dollar
	2025	2024	Change
Paltusotine	$16,491	$12,952	$3,539
Atumelnant	7,195	3,932	3,263
Early research and development programs	7,065	4,787	2,278
Payroll and benefits	27,473	18,427	9,046
Stock-based compensation	11,819	7,565	4,254
Other	6,197	5,678	519
Total research and development expenses	$76,240	$53,341	$22,899

Research and development expenses for our paltusotine program were $16.5 million and $13.0 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to increased spending on manufacturing activities of $0.9 million and an increase in outside services costs of $2.9 million.

Research and development expenses for our atumelnant program were $7.2 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to increased spending on manufacturing activities of $1.2 million, an increase in outside services costs of $0.6 million, and an increase of $1.3 million in clinical and regulatory costs.

Research and development expenses for our early research and development programs were $7.1 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to an increase in spending in manufacturing activities of $1.3 million, an increase in outside services costs of $0.6 million, and an increase in spending on nonclinical activities of $0.5 million as a result of the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for payroll and benefits were $27.5 million and $18.4 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Research and development expenses for stock-based compensation were $11.8 million and $7.6 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to an increase in headcount to support our ongoing programs as well as for the expansion of our discovery efforts across new therapeutic targets.

Other research and development expenses were $6.2 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to an increase in facilities expenditures of $0.5 million and an increase in spending on nonclinical activities of $0.1 million, offset by a decrease in manufacturing activities of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $35.5 million and $20.8 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to increases in personnel costs of $7.8 million and an increase in outside services costs of $5.6 million. When compared to the three months ended March 31, 2024, personnel expenses for the three months ended March 31, 2025 reflected a higher headcount, and an increase of $2.8 million in non-cash stock-based compensation expense. The increase in headcount was primarily due to the continued overall growth of the Company to support our ongoing programs and the planned commercial launch of paltusotine. The increase in outside services costs is primarily driven by costs associated with commercial planning for paltusotine.

Other income, net. Other income, net was $14.7 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to income generated by our investment securities.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2025, we had unrestricted cash, cash equivalents and investment securities of $1.3 billion and an accumulated deficit of $1.0 billion.

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(88,452)	$(52,856)
Net cash (used in) provided by investing activities	(85,961)	309
Net cash provided by financing activities	4,437	393,574
Net change in cash, cash equivalents and restricted cash	$(169,976)	$341,027

Operating Activities. Net cash used in operating activities was $88.5 million and $52.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash used in operations was primarily attributable to higher net loss due to higher personnel costs. The net cash used in operating activities during the three months ended March 31, 2025 was primarily due to our net loss of $96.8 million adjusted for $17.9 million of noncash charges, primarily for stock-based compensation, and a $9.5 million change in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2024 was primarily due to our net loss of $66.9 million adjusted for $11.4 million of noncash charges, primarily for stock-based compensation, and a $2.7 million change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases and maturities of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment. Such activities resulted in a net outflow of funds of approximately $86.0 million during the three months ended March 31, 2025, compared to a net inflow of funds of approximately $0.3 million during the three months ended March 31, 2024.

Financing activities. Net cash provided by financing activities was $4.4 million and $393.6 million for the three months ended March 31, 2025 and 2024, respectively. The net cash provided by financing activities during 2025 resulted from proceeds received from the exercise of stock options and the net cash provided by financing activities during the same period in 2024 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options.

Liquidity and Capital Resources

As of March 31, 2025, we had unrestricted cash, cash equivalents and investment securities of $1.3 billion. Based on our current and anticipated level of operations, we believe that our existing capital resources, together with investment income, will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. However, our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
our ability to generate revenues through future licensing arrangements and product sales after commercialization;
•
the funding of any co-development arrangements we enter into; and
•
our ability to participate in future equity offerings by Radionetics.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, our ability to access financing on the terms we anticipate, or at all, may be impacted by volatility in global credit and financial markets, including as a result of inflation, rising interest rates, fluctuation in the value of the U.S. dollar and the effects, if any, of evolving international trade policies and government actions relating to tariffs. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, licenses, and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

ATM Offerings

In August 2019, we entered into the 2019 Sales Agreement with the Sales Agents, under which we could, from time to time, sell up to $150.0 million of shares of our common stock through the Sales Agents pursuant to the 2019 ATM Offering. During the three months ended March 31, 2024, the Company issued 1,223,775 shares of common stock in the 2019 ATM Offering for net proceeds of approximately $43.4 million, after deducting commissions. The 2019 ATM Offering was terminated upon the filing of our Registration Statement on Form S-3ASR on June 21, 2024.

On June 21, 2024, we entered into the 2024 Sales Agreement with the Sales Agents, under which we may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents pursuant to the 2024 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the 2024 Sales Agreement. The 2024 Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the nine months ended September 30, 2024, the Company issued 928,912 shares of common stock pursuant to the 2024 ATM Offering for net proceeds of approximately $48.3 million, after deducting commissions. During the three months ended March 31, 2025 and as of date of this Report, no shares of common stock had been sold under the 2019 ATM Offering or the 2024 ATM Offering Agreement.

Equity Offerings

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

We contract with vendors, CROs and investigational sites in several foreign countries, including countries in South America, Europe and the Asia Pacific. As such, we have exposure to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. Additionally, our subsidiaries expose us to foreign currency exchange risk. We believe this exposure to be immaterial and, to date, we have not incurred any material adverse effects from foreign currency changes on these contracts. As of March 31, 2025 and 2024, the impact of a theoretical 10% change in the exchange rates of our subsidiaries would not result in a material gain or loss.

Inflation Risk

Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may continue to adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some adverse effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

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

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On March 13, 2025, Stephen Betz, Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 97,483 shares of our common stock until September 15, 2025. None of our officers (as defined in Rule 16a–1(f)) or directors terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	12/12/2023
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
10.1	Consulting Agreement, effective as of April 1, 2025, between Crinetics Pharmaceuticals, Inc. and Marc Wilson	8-K	001-38583	10.1	4/4/2025
10.2†#	Employment Agreement, effective as of February 21, 2025, between Crinetics Pharmaceuticals, Inc. and Tobin Schilke					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: May 8, 2025	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: May 8, 2025	By:	/s/ Tobin Schilke
Tobin Schilke
Chief Financial Officer
(Principal financial and accounting officer)