Form 10-Q
period 2025-06-30
Crinetics Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1658247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, the registrant had 94,175,994 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,726	$264,545
Restricted cash	500	500
Investment securities, amortized cost of $1,140,985 at June 30, 2025 and $1,088,561 at December 31, 2024	1,142,634	1,089,524
Prepaid expenses and other current assets	20,404	20,819
Total current assets	1,217,264	1,375,388
Property and equipment, net	14,670	12,068
Operating lease right-of-use assets	41,902	43,507
Restricted cash, net of current portion	800	800
Prepaid expenses and other assets, net of current portion	14,938	2,829
Total assets	$1,289,574	$1,434,592

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,086	$21,469
Accrued compensation and related expenses	21,796	28,887
Deferred revenue	1,904	2,176
Operating lease liabilities	6,610	7,152
Total current liabilities	68,396	59,684
Operating lease liabilities, non-current	43,326	44,570
Deferred revenue, non-current	3,992	4,704
Other liabilities	2,334	829
Total liabilities	118,048	109,787
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at June 30, 2025 or December 31, 2024	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 94,126 shares issued and outstanding at June 30, 2025; 92,926 shares issued and outstanding at December 31, 2024	2,334,538	2,275,952
Accumulated other comprehensive income	1,621	963
Accumulated deficit	(1,164,521)	(952,110)
Stock held in trust	(112)	—
Total stockholders’ equity	1,171,526	1,324,805
Total liabilities and stockholders’ equity	$1,289,574	$1,434,592

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$1,031	$399	$1,392	$1,039
Operating expenses:
Research and development	80,301	58,344	156,541	111,685
Selling, general and administrative	49,842	24,838	85,368	45,666
Total operating expenses	130,143	83,182	241,909	157,351
Loss from operations	(129,112)	(82,783)	(240,517)	(156,312)
Other income (expense):
Interest income	13,455	8,741	28,289	16,061
Other income (expense), net	20	(13)	(183)	(264)
Total other income, net	13,475	8,728	28,106	15,797
Loss before equity method investment	(115,637)	(74,055)	(212,411)	(140,515)
Loss on equity method investment	—	—	—	(470)
Net loss	$(115,637)	$(74,055)	$(212,411)	$(140,985)
Net loss per share:
Net loss per share — basic and diluted	$(1.23)	$(0.94)	$(2.27)	$(1.86)
Weighted average shares — basic and diluted	93,791	79,008	93,448	75,690
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$(347)	$(340)	$686	$(1,167)
Unrealized loss on foreign currency	(34)	—	(28)	—
Total other comprehensive income (loss)	(381)	(340)	658	(1,167)
Comprehensive loss	$(116,018)	$(74,395)	$(211,753)	$(142,152)

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Common Stock and Paid-In	Accumulated Other Comprehensive	Accumulated	Stock Held in	Total Stockholders’
	Shares	Capital	Income (loss)	Deficit	Trust	Equity
Balance at April 1, 2025	93,525	$2,300,882	$2,002	$(1,048,884)	$—	$1,254,000
Exercise of stock options	463	4,529	—	—	—	4,529
Stock issued under Employee Stock Purchase Plan	115	2,880	—	—	—	2,880
Issuance of common stock upon vesting of restricted stock units	23	—	—	—	—	—
Stock-based compensation	—	26,124	—	—	—	26,124
Stock held in trust under deferred compensation plan	—	112	—	—	(112)	—
Other	—	11	—	—	—	11
Other comprehensive loss	—	—	(381)	—	—	(381)
Net loss	—	—	—	(115,637)	—	(115,637)
Balance at June 30, 2025	94,126	$2,334,538	$1,621	$(1,164,521)	$(112)	$1,171,526

Balance at January 1, 2025	92,926	$2,275,952	$963	$(952,110)	$—	$1,324,805
Exercise of stock options	678	8,981				8,981
Stock issued under Employee Stock Purchase Plan	115	2,880	—	—	—	2,880
Issuance of common stock upon vesting of restricted stock units	407	—	—	—	—	—
Stock-based compensation	—	46,602	—	—	—	46,602
Stock held in trust under deferred compensation plan	—	112	—	—	(112)	—
Other	—	11	—	—	—	11
Other comprehensive income	—	—	658	—	—	658
Net loss	—	—	—	(212,411)	—	(212,411)
Balance at June 30, 2025	94,126	$2,334,538	$1,621	$(1,164,521)	$(112)	$1,171,526

Balance at April 1, 2024	78,539	$1,595,415	$150	$(720,632)	$—	$874,933
Exercise of stock options	626	9,244	—	—	—	9,244
Stock issued under Employee Stock Purchase Plan	115	2,027	—	—	—	2,027
Issuance of common stock upon vesting of restricted stock units	42	—	—	—	—	—
Stock-based compensation	—	18,940	—	—	—	18,940
Other	—	14	—	—	—	14
Other comprehensive loss	—	—	(340)	—	—	(340)
Net loss	—	—	—	(74,055)	—	(74,055)
Balance at June 30, 2024	79,322	$1,625,640	$(190)	$(794,687)	$—	$830,763

Balance on January 1, 2024	68,175	$1,191,831	$977	$(653,702)	$—	$539,106
Issuance of common stock, net of transaction costs	9,557	378,904	—	—	—	378,904
Exercise of stock options	1,231	20,484	—	—	—	20,484
Stock issued under Employee Stock Purchase Plan	115	2,027	—	—	—	2,027
Issuance of common stock upon vesting of restricted stock units	244	—	—	—	—	—
Stock-based compensation	—	32,394	—	—	—	32,394
Other comprehensive loss	—	—	(1,167)	—	—	(1,167)
Net loss	—	—	—	(140,985)	—	(140,985)
Balance at June 30, 2024	79,322	$1,625,640	$(190)	$(794,687)	$—	$830,763

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2025	2024
Operating activities:
Net loss	$(212,411)	$(140,985)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	46,602	32,394
Depreciation and amortization	1,884	1,227
Noncash lease expense	1,605	1,539
Accretion of purchase discounts and amortization of premiums on investment securities, net	(9,090)	(7,255)
Loss on disposal of property and equipment	42	42
Loss on equity method investment	—	470
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,325)	3,891
Accounts payable and accrued expenses, compensation and related expenses	11,160	6,513
Deferred revenue	(984)	74
Operating lease liabilities	(1,786)	1,590
Net cash used in operating activities	(174,303)	(100,500)
Investing activities:
Purchases of investment securities	(574,081)	(291,729)
Proceeds from sales and maturities of investment securities	530,514	240,684
Purchases of property and equipment	(4,441)	(2,287)
Net cash used in investing activities	(48,008)	(53,332)
Financing activities:
Proceeds from issuance of common stock, net of commissions	—	393,359
Offering costs related to issuance of common stock	—	(14,455)
Proceeds from exercise of stock options and shares issued under Employee Stock Purchase Plan	11,492	22,193
Net cash provided by financing activities	11,492	401,097
Net change in cash, cash equivalents and restricted cash	(210,819)	247,265
Cash, cash equivalents and restricted cash at beginning of period	265,845	56,197
Cash, cash equivalents and restricted cash at end of period	$55,026	$303,462
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$53,726	$302,162
Restricted cash	1,300	1,300
Cash, cash equivalents and restricted cash at end of period	$55,026	$303,462
Noncash investing and financing activities:
Stock options exercised receivable	$369	$318
Amounts accrued for purchases of property and equipment	$87	$348
Stock held in trust	$112	$—

See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Crinetics Pharmaceuticals, Inc. (the “Company”) is a clinical-stage pharmaceutical company incorporated in Delaware in 2008 and based in San Diego, California. The Company is focused on the discovery, development, and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. The Company's lead product candidate is paltusotine, which is under review by the U.S. Food and Drug Administration in the United States for the treatment of acromegaly as PALSONIFYTM, under review by regulatory agencies in Europe for the treatment of acromegaly, and in clinical development for treatment of carcinoid syndrome associated with neuroendocrine tumors. The Company's second product candidate is atumelnant, which is in clinical development for congenital adrenal hyperplasia (“CAH”) and ACTH-Dependent Cushing’s Syndrome (“ADCS”). The Company is advancing additional product candidates through preclinical discovery and development studies.

The Company operates in one international business segment, which is the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. Refer to Note 11, Segment Reporting, for further discussion on the Company's segment reporting.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company's condensed consolidated balance sheet for the year ended December 31, 2024 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The interim results presented herein are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission ("SEC") on February 27, 2025 ("FY 2024 Form 10-K").

Reclassifications

Certain prior period amounts within the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net change in cash.

Liquidity

From inception, the Company has devoted substantially all of its efforts to drug discovery and development, conducting preclinical studies and clinical trials, and pre-commercial infrastructure build-out and related activities. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $1.2 billion as of June 30, 2025.

As of June 30, 2025, the Company had $1.2 billion in cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.

The Company expects to continue to incur net losses for the foreseeable future and believes it may need to raise substantial additional capital to accomplish its business objectives over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources as may be required, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies from the FY 2024 Form 10-K, except as follows:

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan that provides directors and certain employees the ability to defer receipt of current cash compensation and vested restricted stock units until a later date. The assets are held in a trust (the “Rabbi Trust”) and participants have the option to invest their cash deferrals in a fixed income investment, a defined set of mutual funds, and, with respect to deferrals of restricted stock units, in Company common stock. The Company has made an accounting policy election to assess instruments held in the Rabbi Trust at the instrument level. The assets of the Rabbi Trust are subject to the claims of creditors in the event that the Company becomes insolvent.

The deferred compensation liability related to cash deferrals as of June 30, 2025 and December 31, 2024 was $2.3 million and $0.8 million, respectively, and was included in other liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the deferred compensation asset related to cash deferrals of $2.3 million and $0.8 million, respectively, was included in prepaid expenses and other assets, net of current portion in the Company’s condensed consolidated balance sheets. Changes in this liabilities balance are recorded to expense and reflected within operating expenses of our condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of these assets are recorded within other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Investments in shares of the Company's common stock are included as stock held in trust, in the Company’s condensed consolidated balance sheets. The participant's deferred compensation liability attributable to the participants' investments in shares of the Company's common stock are included within common stock and paid-in capital in the Company’s condensed consolidated balance sheets.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The estimates in the Company’s condensed consolidated financial statements include, but are not limited to, recoverability and useful lives of long-lived assets, accruals, valuation of stock-based awards, fair values of financial instruments, and revenue recognition.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-09

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

2. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale investment securities:
U.S. government obligations	$592,067	$588	$(40)	$592,615
Agency obligations	51,496	—	(46)	51,450
Corporate debt securities	497,422	1,196	(49)	498,569
Total	$1,140,985	$1,784	$(135)	$1,142,634

	As of December 31, 2024
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale investment securities:
U.S. government obligations	$542,962	$417	$(35)	$543,344
Agency obligations	57,986	2	(57)	57,931
Corporate debt securities	487,613	818	(182)	488,249
Total	$1,088,561	$1,237	$(274)	$1,089,524

As of June 30, 2025 and December 31, 2024, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$847,680	$848,425	$621,499	$622,161
Due after one year through five years	293,305	294,209	467,062	467,363
Total	$1,140,985	$1,142,634	$1,088,561	$1,089,524

The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$254,828	$(40)	$—	$—	$254,828	$(40)
Agency obligations	48,950	(46)	—	—	48,950	(46)
Corporate debt securities	53,972	(49)	—	—	53,972	(49)
Total	$357,750	$(135)	$—	$—	$357,750	$(135)

	As of December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$19,953	$(35)	$—	$—	$19,953	$(35)
Agency obligations	47,936	(57)	—	—	47,936	(57)
Corporate debt securities	165,032	(182)	—	—	165,032	(182)
Total	$232,921	$(274)	$—	$—	$232,921	$(274)

The Company reviewed its investment holdings as of June 30, 2025 and December 31, 2024 and determined that the decrease in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses.

Realized gains (losses) were immaterial for the three and six months ended June 30, 2025 and 2024. Accrued interest receivable on available-for-sale securities was $8.4 million and $8.3 million at June 30, 2025 and December 31, 2024, respectively.

3. FAIR VALUE MEASUREMENTS

Fair value measurements may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

Financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,022	$—	$—	$45,022
Investment securities:
U.S. government obligations	592,615	—	—	592,615
Agency obligations	—	51,450	—	51,450
Corporate debt securities	—	498,569	—	498,569
Total investment securities	592,615	550,019	—	1,142,634
Other non-current assets:
Deferred compensation plan (1)	2,345	—	—	2,345
Total assets measured at fair value	$639,982	$550,019	$—	$1,190,001

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$249,116	$—	$—	$249,116
Corporate debt securities	—	5,314	—	5,314
Total cash equivalents	249,116	5,314	—	254,430
Investment securities:
U.S. government obligations	543,344	—	—	543,344
Agency obligations	—	57,931	—	57,931
Corporate debt securities	—	488,249	—	488,249
Total investment securities	543,344	546,180	—	1,089,524
Other non-current assets:
Deferred compensation plan (1)	829	—	—	829
Total assets measured at fair value	$793,289	$551,494	$—	$1,344,783

(1) Consists of mutual fund investments held in the Rabbi Trust related to the Company’s non-qualified deferred compensation plan.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2025 and 2024.

4. BALANCE SHEET DETAILS

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid clinical costs	$12,208	$6,842
Interest receivable	8,381	8,310
Prepaid subscriptions	5,043	2,561
Deferred compensation plan	2,345	829
Loyal preferred stock (see Note 7)	2,000	2,000
Prepaid research and development costs	1,671	714
Other	3,694	2,392
Total prepaid expenses and other assets	35,342	23,648
Less prepaid expenses and other current assets	(20,404)	(20,819)
Prepaid expenses and other assets, net of current portion	$14,938	$2,829

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$13,296	$11,900
Lab equipment	8,695	5,693
Office equipment	2,205	2,147
Computers and software	60	60
Property and equipment at cost	24,256	19,800
Less accumulated depreciation and amortization	(9,586)	(7,732)
Total	$14,670	$12,068

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$11,325	$5,853
Accrued outside services and professional fees	11,615	5,572
Accrued clinical trial costs	7,939	3,076
Accrued research and development costs	5,408	6,067
Other accrued expenses	1,799	901
Total	$38,086	$21,469

5. OPERATING LEASES

The Company's lease obligations primarily consist of operating leases for its headquarters in San Diego, California, entered into in 2022 and expiring on the date immediately preceding the one hundred thirty-seventh (137th) month anniversary of the lease payment start date (the "2022 Lease"), and for a facility in San Diego, California, expiring in August 2025 (the "2018 Lease").

Under the terms of the 2018 Lease and 2022 Lease, the Company provided the lessors with irrevocable letters of credit in the amounts of $0.5 million and $0.8 million, respectively, which are included in restricted cash and restricted cash, net of current portion, respectively, in the accompanying condensed consolidated balance sheets. The lessors are entitled to draw on the letters of credit in the event of any default by the Company under the terms of the leases.

As of June 30, 2025, the Company's future minimum payments under non-cancellable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Payments
2025 (six months)	$3,524
2026	6,795
2027	6,999
2028	7,209
2029	7,425
Thereafter	43,550
Total future minimum lease payments	75,502
Less imputed interest	(25,566)
Total operating lease liabilities	49,936
Less operating lease liabilities, current	(6,610)
Operating lease liabilities, non-current	$43,326

Operating lease cost was $2.2 million and $4.4 million for the three and six months ended June 30, 2025, respectively. Operating lease cost was $2.1 million and $4.3 million for the three and six months ended June 30, 2024, respectively. Short-term lease expenses for the second quarters of 2025 and 2024 were not significant.

The Company's contracts do not provide readily determinable implicit rates, and as such, the Company used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. Remaining lease terms and discount rates for the Company's operating leases are as follows:

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease term (years)	9.8 years	10.1 years
Weighted-average discount rate	8.6%	8.6%

Other information related to leases was as follows (in thousands):

	Six months ended June 30,
	2025	2024
Supplemental cash flows information
Operating cash flow used for operating leases	$3,943	$634

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

Initially, the Company determined that the transaction price amounted to the upfront payment of $ 13.0 million. The Company determined that its performance obligations under the Sanwa License comprised the license and data exchange. The control of the license was transferred to Sanwa at the inception of the contract and the Company does not have an ongoing performance obligation to support or maintain the licensed intellectual property. Revenue allocated to the data exchange obligation is recognized over time using the cost-to-cost measure as this method represents a faithful depiction of progress toward the ongoing paltusotine studies in the U.S. and related data transfer. Revenue is recognized on a gross basis as the Company is the principal. As there have been no sales to date, no sales-based milestones or royalties were recognized to date. Further, using the most-likely-method, the other developmental milestone payments are considered fully constrained.

During the six months ended June 30, 2024, the Company achieved a $1.0 million milestone for the first indication of the development milestones. As of June 30, 2024, the Company updated its estimated transaction price to $14.0 million and recorded a cumulative catch-up adjustment of $0.4 million.

Deferred revenue consisted of the following (in thousands):

	Six months ended June 30,
	2025	2024
Balance at beginning of period	$6,880	$6,806
Deferred revenue additions, excluding amounts recognized as revenue during the period	—	550
Revenue recognized	(984)	(476)
Balance at end of period	5,896	6,880
Less deferred revenue, current	(1,904)	(2,560)
Deferred revenue, non-current	$3,992	$4,320

During the three and six months ended June 30, 2025, $0.6 million and $1.0 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss, all of which were included in the fiscal year 2024 deferred revenue balance. During the three and six months ended June 30, 2024, $0.3 million and $0.9 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss, of which $0.3 million and $0.5 million, respectively, was included in the fiscal year 2023 deferred revenue balance. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.

On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the "Sanwa Clinical Supply Agreement") whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the During each of the three and six months ended June 30, 2025 and each of the three and six months ended June 30, 2024, $0.4 million and $0.1 million, respectively, was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss related to the Sanwa Clinical Supply Agreement.

Cellular Longevity, Inc., doing business as Loyal

On March 24, 2023, the Company granted Cellular Longevity Inc., doing business as Loyal ("Loyal") an exclusive license to develop and commercialize CRN01941 for veterinary use. In return, the Company received a $0.1 million upfront payment and Loyal preferred stock valued at $2.0 million. The Company may also earn single-digit sales-based royalties if the product is approved.

No revenue was recognized for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in prepaid expense and other assets, net of current portion, in the accompanying condensed consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none for the three and six months ended June 30, 2025.

8. STOCKHOLDERS’ EQUITY

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

During the three and six months ended June 30, 2025, and as of date of this report, no shares of common stock have been issued pursuant to the 2019 ATM Offering or the 2024 ATM Offering.

9. EQUITY INCENTIVE PLANS

2021 Employment Inducement Incentive Award Plan

In December 2024, the Company amended the Company's 2021 Employment Inducement Incentive Award Plan (the "2021 Inducement Plan") to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 9,500,000 shares. As of June 30, 2025, 2,379,126 shares of common stock were available for future issuance under the 2021 Inducement Plan.

2018 Incentive Award Plan

As of June 30, 2025, 5,232,485 shares of common stock were available for future issuance under the Company's 2018 Incentive Award Plan (the "2018 Plan").

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

2018 Employee Stock Purchase Plan

As of June 30, 2025, 2,865,513 shares of common stock were available for issuance under the Company's 2018 Employee Stock Purchase Plan (the "ESPP").

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

Stock Awards

Stock Options

Activity under the Company’s stock option plans during the six months ended June 30, 2025 was as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2024	13,665,771	$26.57
Granted	2,584,753	$35.82
Exercised	(678,020)	$13.25
Forfeited and expired	(580,413)	$33.42
Balance at June 30, 2025	14,992,091	$28.56	7.5	$81,270
Vested and expected to vest at June 30, 2025	14,992,091	$28.56	7.5	$81,270
Exercisable at June 30, 2025	7,450,043	$22.87	6.4	$59,433

Restricted Stock Units

The Company’s restricted stock unit ("RSU") activity during the six months ended June 30, 2025, was as follows:

	Restricted Stock	Weighted-
	Units	Average
	Outstanding	Grant Date
Balance at December 31, 2024	1,334,635	$34.30
Granted	1,335,148	$35.24
Vested	(407,264)	$32.66
Forfeited	(78,646)	$36.77
Balance at June 30, 2025	2,183,873	$35.09

Employee Stock Purchase Plan

During the six months ended June 30, 2025, the Company issued approximately 115,000 shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $25.14 per share, resulting in proceeds to us of approximately $2.9 million.

Stock-Based Compensation Expense

Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Included in research and development	$13,099	$11,491	$24,918	$19,056
Included in selling, general and administrative	13,025	7,449	21,684	13,338
Total stock-based compensation expense	$26,124	$18,940	$46,602	$32,394

A summary of the Company's total unrecognized stock-based compensation expense, as of June 30, 2025, is as follows:

	Unrecognized Stock-Based	Average Remaining
	Compensation Expense	Vesting Period
	(in thousands)	(in years)
Stock option awards	$153,517	2.6
RSU awards	$67,952	3.1
ESPP	$6,839	1.7

10. INVESTMENT IN RADIONETICS

In October 2021, the Company licensed its radiotherapeutics technology to Radionetics Oncology, Inc. in exchange for 50,500,000 shares of Radionetics' common stock (64% initial stake) and a warrant to maintain up to 22% equity in Radionetics on a fully diluted basis.

In August 2023, the Company participated in a refinancing transaction, exercising the warrant to purchase 3,407,285 shares of Radionetics common stock, exchanging 32,344,371 shares of Radionetics common stock for Radionetics preferred stock, and investing $5.0 million for an additional 14,404,656 shares of Radionetics preferred stock. The Radionetics license was also amended to include up to $15.0 million in new sales milestones.

In June 2024, the Radionetics license was amended to reduce development targets, reverting certain rights to the Company, and the Company is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales. In July 2024, Radionetics formed a strategic partnership with Eli Lilly and Company ("Lilly"), receiving a $140 million upfront payment and granting Lilly the exclusive right to acquire Radionetics for $1.0 billion.

Although Radionetics is a variable interest entity ("VIE"), the Company determined it is not the primary beneficiary and does not consolidate Radionetics’ results due to lack of control over key decisions, which rest with Radionetics’ independent board and management. As of June 30, 2025, the Company held a 25% ownership in Radionetics consisting of common and preferred stock and accounts for its investment under the equity method. The investment asset was previously written down to zero. No equity method losses were recorded for the three and six months ended June 30, 2025 and $0.5 million in losses were recorded during the same period in 2024.

R. Scott Struthers, Ph.D., the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers receives consideration in the form of both equity and a $50,000 annual retainer for his service as a board member of Radionetics. As of June 30, 2025, Dr. Struthers has an approximately 1.3% ownership stake in Radionetics, consisting of common stock. Reimbursements from Radionetics were immaterial during the three and six months ended June 30, 2025 and 2024.

11. SEGMENT REPORTING

The Company operates in a single reportable segment. The chief operating decision maker ("CODM"), its founder and chief executive officer, assesses performance based on condensed consolidated net loss as reported on the condensed consolidated statement of operations and comprehensive loss, supplemented by certain additional significant expense details reflected in the table below. There have been no changes in the determination of segmentation or the measurements used to determine reported segment loss or segment total assets discussed in the Company's FY 2024 Form 10-K.

Segment revenue and significant segment expenses which are regularly reported to the CODM are included within the table below and are reconciled to condensed consolidated net loss:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$1,031	$399	$1,392	$1,039
Less:
Research and development expenses
Paltusotine	(14,047)	(12,182)	(30,653)	(25,419)
Atumelnant	(10,935)	(5,029)	(18,194)	(8,962)
Early research and development programs	(9,595)	(6,549)	(16,643)	(11,873)
Research and development personnel expenses	(26,200)	(18,159)	(53,673)	(36,586)
Research and development stock-based compensation	(13,099)	(11,491)	(24,918)	(19,056)
Other research and development (1)	(6,425)	(4,934)	(12,460)	(9,789)
Total research and development expenses	(80,301)	(58,344)	(156,541)	(111,685)
Selling, general and administrative
External selling, general and administrative expenses	(22,606)	(9,664)	(36,647)	(16,849)
Selling, general and administrative personnel expenses	(14,211)	(7,725)	(27,037)	(15,479)
Selling, general and administrative stock-based compensation	(13,025)	(7,449)	(21,684)	(13,338)
Total selling, general and administrative expenses	(49,842)	(24,838)	(85,368)	(45,666)
Total other income, net	13,475	8,728	28,106	15,797
Loss on equity method investment	—	—	—	(470)
Segment and consolidated net loss	$(115,637)	$(74,055)	$(212,411)	$(140,985)

(1) Other research and development is comprised of non-personnel related research and development indirect costs incurred for the benefit of multiple research and development programs, including depreciation, and other facility-based expenses, such as rent expense.

12. NET LOSS PER SHARE

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

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	As of June 30,
	2025	2024
Stock option awards	14,992	14,138
Unvested RSU awards	2,183	1,430
Estimated shares of common stock expected to be purchased under the ESPP	445	231
Stock held in trust under deferred compensation plan	3	—
Total	17,623	15,799

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

Overview

We are a clinical-stage pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine G protein coupled receptors, or GPCRs. We have discovered a pipeline of nonpeptide (small molecule) new chemical entities that target peptide GPCRs to address unmet needs for people with endocrine diseases and related tumors. Our lead product candidate is paltusotine, which is under review by the U.S. Food and Drug Administration, or FDA, in the United States, or U.S., for the treatment of acromegaly as PALSONIFYTM, under review by regulatory agencies in Europe for the treatment of acromegaly, and in clinical development for treatment of carcinoid syndrome associated with neuroendocrine tumors. Our second product candidate is atumelnant~~,~~ which is in clinical development for congenital adrenal hyperplasia, or CAH and ACTH-Dependent Cushing’s Syndrome, or ADCS. We are advancing additional product candidates through preclinical discovery and development studies. Our vision is to build the premier, endocrine-rooted global pharmaceutical company dedicated to improving the lives of patients.

Key Pipeline Updates

The following represents a summary of notable business updates and events:

Paltusotine

•
U.S. Food and Drug Administration review of PALSONIFY for the treatment and maintenance of acromegaly continues as expected.
•
Shared additional detail on the patient population with acromegaly that could be a candidate for chronic pharmacological intervention with Palsonify. Our research suggests that there are approximately 11,000 addressable patients, approximately 500 newly diagnosed addressable patients each year and at least 17,000 undiagnosed patients in the U.S.
•
Marketing authorization application, or MAA, validated by the European Medicines Agency, or EMA, for paltusotine for the treatment of acromegaly, consistent with a timeline for a potential EMA decision in the first half of 2026. The EMA also granted Orphan Drug Designation, or ODD, for paltusotine for the treatment of acromegaly, further highlighting the level of unmet need and the potential for paltusotine to offer significant benefit to patients.

Atumelnant

•
Phase 2 TouCAHn open-label study of atumelnant in CAH reported positive results. Atumelnant administration was shown to result in rapid, substantial and sustained statistically significant reduction in androstenedione, or A4, levels, the key biomarker for disease control. Atumelnant was well-tolerated and demonstrated significant clinical improvements. We have also initiated an open-label extension study.
•
Phase 3 CALM-CAH study is designed with an uncompromising primary endpoint to demonstrate atumelnant’s potential ability to normalize A4 levels with physiological glucocorticoid, or GC, replacement.

•
Continued progress on the development program for atumelnant across multiple trials, including enrollment completion of Cohort 4 of the adult Phase 2 study with data expected early in 2026.
•
Announced our pediatric trial design in CAH, BALANCE-CAH. BALANCE-CAH is designed as an operationally seamless three-part study (Phase 2/3/OLE). Part A is an open-label, semi-sequential cohort study to evaluate the safety, efficacy, and pharmacokinetics, or PK, of atumelnant treatment in pediatric participants with classic CAH. Part B is a double-blind, placebo controlled confirmatory portion of the study to evaluate the safety and efficacy of atumelnant in pediatric participants with classic CAH. Part C is a single-arm, open-label, long-term safety and efficacy study in pediatric participants that completed participation in either Part A or Part B of this study. We plan to initiate the BALANCE-CAH pediatric study in the second half of 2025.
•
Announced that we expect to initiate the Phase 2/3 trial of atumelnant in ADCS in the first half of 2026.

Early-Stage Pipeline:

•
Investigational New Drug, or IND, clearance for CRN09682, the first candidate from the nonpeptide drug conjugate, or NDC, platform. A “Study May Proceed” letter has been received to allow us to begin a Phase 1/2 dose escalation study of CRN09682 with an expansion phase for the treatment of metastatic or locally advanced SST2-positive neuroendocrine tumors and other SST2-expressing solid tumors.
•
Revealed preclinical data on CRN12755 (a Thyroid Stimulating Hormone, or TSH, antagonist), CRN10329 (an SST3 agonist) and CRN09682 (an SST2+ nonpeptide drug conjugate) at our in-person and virtual Research and Development Day, or R&D Day, on June 26, 2025.
•
The R&D Day presentation included the following updates on our pre-clinical development pipeline:
▪
CRN12755: We provided preclinical data on our lead candidate, CRN12755, in the TSHR antagonist program for the treatment of Graves’ disease, including the two major manifestations Graves’ hyperthyroidism and Graves’ orbitopathy (Thyroid Eye Disease, or TED). CRN12755 was observed to decrease TSAb-stimulated thyroid hormone (T4) in a rat model, and was observed to decrease hyaluronic acid and IL-6 production in Graves Orbital Fibroblasts, or GOFs from TED patients. We also provided an overview of the clinical development strategy for CRN12755, including key biomarkers and other data to be captured in the Phase 1 trial.
▪
CRN10329: We identified CRN10329 as a preclinical leading development candidate for a selective SST3 nonpeptide agonist for the treatment of autosomal dominant polycystic kidney disease, or ADPKD. CRN10329 was observed to decrease cystic index, cellular proliferation, kidney weight and aberrant expression of renal tubular injury markers in a mouse model of ADPKD. We also shared data highlighting that SST3 is highly and consistently expressed in cyst-lining cells in ADPKD.
▪
CRN09682:
o
We shared data on CRN09682 previously presented at medical conferences that show the potency, selectivity and internalization of CRN09682. CRN09682 in tumor and plasma and free monomethyl auristatin E, or MMAE, in plasma are not observed after 24 hours in a mouse tumor model, while free MMAE cleaved from CRN09682 persists within the tumor for at least 240 hours. We also demonstrated that CRN09682 induced anti-tumor activity in a dose-dependent manner in different mouse tumor growth models without a decrease in body weight.
o
We provided additional details regarding the trial design of BRAVESST2, our Phase 1/2 study of CRN09682 for the treatment of metastatic or locally advanced SST2-positive neuroendocrine tumors and other SST2-expressing solid tumors. In the Phase 1 dose escalation phase, we expect to enroll 3-6 patients per cohort until the minimum tolerated dose is confirmed. Data from the dose escalation will inform the recommended expansion dose for the Phase 2 dose expansion phase and confirm the tumor sub-types that will be enrolled in the expansion cohorts. We expect to enroll up to 150 participants across both Phase 1 and Phase 2 of the trial.

International Expansion:

•
We continued international expansion activities in parallel with the continuing review of our marketing authorization application, or MAA, for paltusotine by the European Medicines Agency.

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

We have incurred cumulative net losses since our inception. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, hire additional personnel, protect our intellectual property and incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs.

We do not expect to generate any revenues from product sales unless and until we successfully obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other sources as may be required, including potentially, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, scale back or discontinue the development of our existing product candidates, our commercialization efforts or our efforts to expand our product pipeline.

Revenues

To date, our revenues have been mainly derived from research grant awards and licenses, including our Collaboration and License Agreement with Radionetics Oncology, Inc., or the Radionetics License, our license agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or the Sanwa License, and our license agreement with Cellular Longevity, Inc. doing business as Loyal, or the Loyal License. We have also entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby we are responsible for manufacturing and supplying certain materials to Sanwa Kagaku Kenkyusho Co., Ltd. for specified activities under the Sanwa License. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in the accompanying condensed consolidated balance sheets as of June 30, 2025. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 7 to our condensed consolidated financial statements). Our revenues of $1.0 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively, were derived from the Sanwa License and the Sanwa Clinical Supply Agreement. We have not generated any revenues from the commercial sale of approved products, and we may never generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever. However, we submitted a New Drug Application, or NDA, to the FDA, for PALSONIFY for the proposed treatment and long-term maintenance therapy of acromegaly and subsequently received notification of acceptance from the FDA on the status of the NDA submission and were granted a Prescription Drug User Fee Act, or PDUFA, Target Action Date of September 25, 2025.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three and six months ended June 30, 2025 and 2024 related to the research and development of paltusotine, atumelnant, and discovery. We deploy our personnel and facility related resources across all of our research and development activities.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and the discovery of new product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We may need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and commercial planning expenses. We also incur expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, as well as corporate strategy and business development, corporate communications, and investor relations costs associated with operating as a public company. We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Revenues	$1,031	$399	$632	158%	$1,392	$1,039	$353	34%
Operating expenses:
Research and development	80,301	58,344	21,957	38%	156,541	111,685	44,856	40%
Selling, general and administrative	49,842	24,838	25,004	101%	85,368	45,666	39,702	87%
Total operating expenses	130,143	83,182	46,961	56%	241,909	157,351	84,558	54%
Loss from operations	(129,112)	(82,783)	(46,329)	56%	(240,517)	(156,312)	(84,205)	54%
Other income, net	13,475	8,728	4,747	54%	28,106	15,797	12,309	78%
Loss before equity method investment	(115,637)	(74,055)	(41,582)	56%	(212,411)	(140,515)	(71,896)	51%
Loss on equity method investment	—	—	—	—%	—	(470)	470	(100)%
Net loss	$(115,637)	$(74,055)	$(41,582)	56%	$(212,411)	$(140,985)	$(71,426)	51%

Revenues. Revenues during the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024 related to the Sanwa License and the Sanwa Clinical Supply Agreement.

Research and development expenses. The increase of $22.0 million and $44.9 million in research and development expenses during the three and six months ended June 30, 2025, respectively, compared to the prior year periods was primarily due to an increase in headcount, manufacturing activities and increased clinical costs driven by the advancement of our clinical programs and the expansion of our preclinical portfolio, as outlined below.

The following table summarizes our primary external and internal research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
External research and development expenses:
Clinical trials	$15,326	$9,153	$6,173	67%	$26,827	$19,542	$7,285	37%
Contract manufacturing	7,422	5,721	1,701	30%	16,174	11,974	4,200	35%
Preclinical studies	3,318	2,271	1,047	46%	5,910	4,116	1,794	44%
Outside services	10,180	7,151	3,029	42%	19,497	12,371	7,126	58%
Other external research and development	15	9	6	67%	30	13	17	131%
Total external research and development expenses	36,261	24,305	11,956	49%	68,438	48,016	20,422	43%
Internal expenses:
Personnel expenses	26,200	18,159	8,041	44%	53,673	36,586	17,087	47%
Stock-based compensation	13,099	11,491	1,608	14%	24,918	19,056	5,862	31%
Facilities and related	2,992	3,114	(122)	(4)%	6,002	5,671	331	6%
Other internal research and development	1,749	1,275	474	37%	3,510	2,356	1,154	49%
Total internal research and development expenses	44,040	34,039	10,001	29%	88,103	63,669	24,434	38%
Total research and development expenses	$80,301	$58,344	$21,957	38%	$156,541	$111,685	$44,856	40%

The increase in the majority of the categories above for the three and six months ended June 30, 2025 since the corresponding prior period is as a result of the advancement of our clinical programs and the expansion of our preclinical portfolio.

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Paltusotine	$14,047	$12,182	$1,865	15%	$30,653	$25,419	$5,234	21%
Atumelnant	10,935	5,029	5,906	117%	18,194	8,962	9,232	103%
Early research and development programs	9,595	6,549	3,046	47%	16,643	11,873	4,770	40%
Personnel expenses	26,200	18,159	8,041	44%	53,673	36,586	17,087	47%
Stock-based compensation	13,099	11,491	1,608	14%	24,918	19,056	5,862	31%
Other	6,425	4,934	1,491	30%	12,460	9,789	2,671	27%
Total research and development expenses	$80,301	$58,344	$21,957	38%	$156,541	$111,685	$44,856	40%

The increase in research and development programs for the three and six months ended June 30, 2025 as compared to the prior year periods was primarily due to clinical and manufacturing costs associated with paltusotine for the treatment of carcinoid syndrome and atumelnant, pre-clinical and manufacturing costs for early research and development programs, and increase in headcount and other increases to support the overall increased activities in various programs.

Selling, general and administrative expenses. The increase of $25.0 million and $39.7 million in selling, general and administrative expenses during the three and six months ended June 30, 2025 , respectively, compared to the prior year periods was primarily due to the increase in personnel expenses of $12.0 million (including $5.6 million of stock-based compensation expense) and $20.0 million (including $8.3 million of stock-based compensation expense) for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. The remainder of the increase is primarily attributable to an increase in outside services of $10.3 million and $16.0 million for the three months and six months ended June 30, 2025, respectively, as compared to the prior year periods. These increases are attributable to the increase in headcount and increase in selling and other general and administrative costs to support our overall growth and the planned commercial launch of PALSONIFY.

Other income, net. The increase of $4.7 million and $12.3 million in other income during the three and six months ended June 30, 2025 since the corresponding periods in the prior year was primarily due to an increase in income generated by our investment securities.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	June 30, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$53,726	$264,545	$(210,819)	(80)%
Investment securities	1,142,634	1,089,524	53,110	5%
Cash, cash equivalents and investment securities	$1,196,360	$1,354,069	$(157,709)	(12)%

Working capital	$1,148,868	$1,315,704	$(166,836)	(13)%
Accumulated deficit	$(1,164,521)	$(952,110)	$(212,411)	22%

Based on our current and anticipated level of operations, we believe that our existing capital resources, together with income generated by our investment securities, will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. However, our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
the funding of any co-development arrangements we enter into; and
•
our ability to participate in future equity offerings by Radionetics Oncology, Inc.

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

ATM Offering

On June 21, 2024, we entered into a Sales Agreement, or the 2024 Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or the Sales Agents, under which we may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents, or the 2024 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the 2024 Sales Agreement. The 2024 Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the three and six months ended June 30, 2025 and as of date of this report, no shares of common stock had been sold under the 2019 ATM Offering or the 2024 ATM Offering Agreement.

Common Stock and Common Stock Equivalents

As of July 29, 2025, outstanding shares of common stock were 94.2 million, outstanding stock options were 15.0 million, unvested restricted stock units were 2.2 million, and shares expected to be purchased under the 2018 Employee Stock Purchase Plan, or ESPP, were 0.4 million.

Cash Flows

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2025, we had unrestricted cash, cash equivalents and investment securities of $1.2 billion and an accumulated deficit of $1.2 billion.

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,		$	%
	2025	2024	Change	Change
Net cash used in operating activities	$(174,303)	$(100,500)	$(73,803)	73%
Net cash used in investing activities	(48,008)	(53,332)	5,324	(10)%
Net cash provided by financing activities	11,492	401,097	(389,605)	(97)%
Net change in cash, cash equivalents and restricted cash	$(210,819)	$247,265	$(458,084)	(185)%

Operating Activities. The increase in cash used in operations was primarily attributable to higher net loss due to higher personnel costs to support our growth, increase in research and development expenses to support our pipeline, and increase in pre-commercialization costs to support the commercialization of Palsonify. The net cash used in operating activities during the six months ended June 30, 2025 was primarily due to our net loss of $212.4 million adjusted for $41.0 million of noncash charges and a $2.9 million change in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2024 was primarily due to our net loss of $141.0 million adjusted for $28.4 million of noncash charges, primarily for stock-based compensation, and a $12.1 million change in operating assets and liabilities.

Investing activities. Investing activities consist primarily of purchases of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment, offset by proceeds from maturities and sale of investment securities

Financing activities. The net cash provided by financing activities during 2025 resulted from proceeds received from the exercise of stock options and shares issued under the ESPP, and the net cash provided by financing activities during the same period in 2024 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options and shares issued under the ESPP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2024 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2024.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, or SEC, and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we are involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following members of our Board of Directors and/or officers adopted, modified, or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name	Title of Director or Officer	Action	Date of Action	Duration of Plan	Total Shares of Common Stock to be Sold
Dana Pizzuti	Chief Medical and Development Officer	Termination of 10b5-1 plan	May 20, 2025	January 3, 2025 - December 31, 2025	Up to 70,000 shares
Dana Pizzuti	Chief Medical and Development Officer	Adoption of 10b5-1 plan	May 21, 2025	August 20, 2025 - September 2, 2026	Up to 96,492 shares
Isabel Kalofonos	Chief Commercial Officer	Adoption of 10b5-1 plan	June 7, 2025	January 1, 2026 - December 19, 2026	Up to 12,500 shares

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	12/12/2023
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Crinetics Pharmaceuticals, Inc.

Date: August 7, 2025	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: August 7, 2025	By:	/s/ Tobin Schilke
Tobin Schilke
Chief Financial Officer
(Principal financial and accounting officer)