Form 10-Q
period 2025-09-30
Crinetics Pharmaceuticals, Inc.
filed 2025-11-06
CIK 1658247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to
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
___________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 28, 2025, the registrant had 94,891,840 shares of common stock ($0.001 per share par value) outstanding.

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,901	$264,545
Restricted cash	500	500
Investment securities, amortized cost of $979,147 at September 30, 2025 and $1,088,561 at December 31, 2024	981,390	1,089,524
Prepaid expenses and other current assets	28,484	20,819
Total current assets	1,121,275	1,375,388
Property and equipment, net	14,377	12,068
Operating lease right-of-use assets	41,147	43,507
Restricted cash, net of current portion	800	800
Prepaid expenses and other assets, net of current portion	18,432	2,829
TOTAL ASSETS	$1,196,031	$1,434,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$33,674	$21,469
Accrued compensation and related expenses	32,398	28,887
Deferred revenue	1,642	2,176
Operating lease liabilities	6,441	7,152
Total current liabilities	74,155	59,684
Operating lease liabilities, non-current	42,703	44,570
Deferred revenue, non-current	4,110	4,704
Other liabilities	2,894	829
TOTAL LIABILITIES	123,862	109,787
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at September 30, 2025 or December 31, 2024	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 94,548 shares issued and outstanding at September 30, 2025; 92,926 shares issued and outstanding at December 31, 2024	2,364,699	2,275,952
Accumulated other comprehensive income	2,194	963
Accumulated deficit	(1,294,612)	(952,110)
Stock held in trust	(112)	—
TOTAL STOCKHOLDERS’ EQUITY	1,072,169	1,324,805
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,196,031	$1,434,592
See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$143	$—	$1,535	$1,039
Operating expenses:
Research and development	90,464	61,905	247,005	173,590
Selling, general and administrative	52,265	25,892	137,633	71,558
Total operating expenses	142,729	87,797	384,638	245,148
Loss from operations	(142,586)	(87,797)	(383,103)	(244,109)
Other income (expense):
Interest income	12,544	11,006	40,833	27,067
Other expense, net	(49)	(37)	(232)	(301)
Total other income, net	12,495	10,969	40,601	26,766
Loss before equity method investment	(130,091)	(76,828)	(342,502)	(217,343)
Loss on equity method investment	—	—	—	(470)
Net loss	$(130,091)	$(76,828)	$(342,502)	$(217,813)
Net loss per share:
Net loss per share — basic and diluted	$(1.38)	$(0.96)	$(3.66)	$(2.82)
Weighted average shares — basic and diluted	94,215	80,091	93,707	77,173
Other comprehensive income (loss):
Unrealized gain on investment securities	$594	$2,228	$1,280	$1,061
Unrealized loss on foreign currency	(21)	—	(49)	—
Total other comprehensive income	573	2,228	1,231	1,061
Comprehensive loss	$(129,518)	$(74,600)	$(341,271)	$(216,752)
See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock and Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Stock Held in Trust	Total Stockholders’ Equity
Balance at July 1, 2025	94,126	$2,334,538	$1,621	$(1,164,521)	$(112)	$1,171,526
Exercise of stock options	417	7,452	—	—	—	7,452
Issuance of common stock upon vesting of restricted stock units	5	—	—	—	—	—
Stock-based compensation	—	22,702	—	—	—	22,702
Other	—	7	—	—	—	7
Other comprehensive income	—	—	573	—	—	573
Net loss	—	—	—	(130,091)	—	(130,091)
Balance at September 30, 2025	94,548	$2,364,699	$2,194	$(1,294,612)	$(112)	$1,072,169

Balance at January 1, 2025	92,926	$2,275,952	$963	$(952,110)	$—	$1,324,805
Exercise of stock options	1,095	16,433	—	—	—	16,433
Stock issued under Employee Stock Purchase Plan	115	2,880	—	—	—	2,880
Issuance of common stock upon vesting of restricted stock units	412	—	—	—	—	—
Stock-based compensation	—	69,304	—	—	—	69,304
Stock held in trust under deferred compensation plan	—	112	—	—	(112)	—
Other	—	18	—	—	—	18
Other comprehensive income	—	—	1,231	—	—	1,231
Net loss	—	—	—	(342,502)	—	(342,502)
Balance at September 30, 2025	94,548	$2,364,699	$2,194	$(1,294,612)	$(112)	$1,072,169

Balance at July 1, 2024	79,322	$1,625,640	$(190)	$(794,687)	$—	$830,763
Exercise of stock options	585	10,374	—	—	—	10,374
Issuance of common stock, net of transaction costs	929	48,296	—	—	—	48,296
Issuance of common stock upon vesting of restricted stock units	5	—	—	—	—	—
Stock-based compensation	—	18,147	—	—	—	18,147
Other comprehensive income	—	—	2,228	—	—	2,228
Net loss	—	—	—	(76,828)	—	(76,828)
Balance at September 30, 2024	80,841	$1,702,457	$2,038	$(871,515)	$—	$832,980

Balance on January 1, 2024	68,175	$1,191,831	$977	$(653,702)	$—	$539,106
Issuance of common stock, net of transaction costs	10,486	427,200	—	—	—	427,200
Exercise of stock options	1,816	30,858	—	—	—	30,858
Stock issued under Employee Stock Purchase Plan	115	2,027	—	—	—	2,027
Issuance of common stock upon vesting of restricted stock units	249	—	—	—	—	—
Stock-based compensation	—	50,541	—	—	—	50,541
Other comprehensive income	—	—	1,061	—	—	1,061
Net loss	—	—	—	(217,813)	—	(217,813)
Balance at September 30, 2024	80,841	$1,702,457	$2,038	$(871,515)	$—	$832,980
See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(342,502)	$(217,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	69,304	50,541
Depreciation and amortization	2,896	1,997
Noncash lease expense	2,360	2,283
Accretion of purchase discounts and amortization of premiums on investment securities, net	(12,691)	(10,768)
Loss on disposal of property and equipment	42	51
Loss on equity method investment	—	470
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(18,531)	1,830
Accounts payable and accrued expenses, compensation and related expenses, and other liabilities	17,807	7,201
Deferred revenue	(1,128)	74
Operating lease liabilities	(2,578)	811
Net cash used in operating activities	(285,021)	(163,323)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities	(790,781)	(421,744)
Proceeds from sales and maturities of investment securities	912,886	391,830
Purchases of property and equipment	(5,304)	(2,815)
Net cash provided by (used in) investing activities	116,801	(32,729)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of commissions	—	441,498
Offering costs related to issuance of common stock	—	(15,949)
Proceeds from exercise of stock options and shares issued under Employee Stock Purchase Plan	14,576	32,875
Net cash provided by financing activities	14,576	458,424
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(153,644)	262,372
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	265,845	56,197
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$112,201	$318,569
COMPONENTS OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$110,901	$317,269
Restricted cash	1,300	1,300
Cash, cash equivalents and restricted cash at end of period	$112,201	$318,569
NONCASH INVESTING AND FINANCING ACTIVITIES
Stock options exercised receivable	$4,737	$10
Receivable for common stock issuances	$—	$1,651
Amounts accrued for purchases of property and equipment	$57	$62
Stock held in trust	$112	$—
See the accompanying notes to these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Basis of Presentation
Description of Business
Crinetics Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company incorporated in Delaware in 2008 and based in San Diego, California. The Company is focused on the discovery, development, and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. The Company's first approved therapy is PALSONIFY™ (paltusotine), which has been approved by the U.S. Food and Drug Administration (“FDA”) in the United States (“U.S”), for the treatment of acromegaly. Additionally, PALSONIFY is under review by regulatory agencies in Europe for the treatment of acromegaly. Paltusotine is also in clinical development for treatment of carcinoid syndrome associated with neuroendocrine tumors. Atumelnant is in clinical development for congenital adrenal hyperplasia (“CAH”) and ACTH-Dependent Cushing’s Syndrome (“ADCS”). The Company is advancing additional product candidates through preclinical discovery and development studies.
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
The Company's condensed consolidated balance sheet for the year ended December 31, 2024 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The interim results presented herein are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (“FY 2024 Form 10-K”).
Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with GAAP. All intercompany transactions and balances have been eliminated.
Reclassifications
Certain prior period amounts within the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net change in cash.
Liquidity
From inception, the Company has devoted substantially all of its efforts to drug discovery and development, conducting preclinical studies and clinical trials, and building the infrastructure necessary for commercial operations. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. While the Company has received FDA approval for its lead product, the Company may continue to incur substantial operating losses even as it generates revenue from PALSONIFY, and a successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.
The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $1.3 billion as of September 30, 2025. As of September 30, 2025, the Company had $1.1 billion in cash, cash equivalents and investment securities, which the Company believes is sufficient to meet its funding requirements for at least the next 12 months.
The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize PALSONIFY. The Company expects to continue to incur net losses for the foreseeable future and believes it may need to raise substantial additional capital to accomplish its business objectives over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of future product sales, equity offerings, debt financings or other sources as may be required, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.
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
The deferred compensation liability related to cash deferrals as of September 30, 2025 and December 31, 2024 was $2.9 million and $0.8 million, respectively, and was included in other liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the deferred compensation asset related to cash deferrals of $2.9 million and $0.8 million, respectively, was included in prepaid expenses and other assets, net of current portion in the Company’s condensed consolidated balance sheets. Changes in this liability balance are recorded to expense and reflected within operating expenses of our condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of these assets are recorded within other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
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
Recent Accounting Pronouncements Not Yet Adopted
ASU 2023-09
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects the adoption to affect disclosures only, with no material impact on the condensed consolidated financial statements.
ASU 2024-03
In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

2. Investment Securities
The Company reports its available-for-sale investment securities at their estimated fair values. The following is a summary of the available-for-sale investment securities held by the Company as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$421,002	$823	$(1)	$421,824
Agency obligations	39,997	5	(44)	39,958
Corporate debt securities	518,148	1,482	(22)	519,608
Total	$979,147	$2,310	$(67)	$981,390

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$542,962	$417	$(35)	$543,344
Agency obligations	57,986	2	(57)	57,931
Corporate debt securities	487,613	818	(182)	488,249
Total	$1,088,561	$1,237	$(274)	$1,089,524
As of September 30, 2025 and December 31, 2024, available-for-sale investment securities by contractual maturity were as follows (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$765,926	$767,377	$621,499	$622,161
Due after one year through five years	213,221	214,013	467,062	467,363
Total	$979,147	$981,390	$1,088,561	$1,089,524
The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$14,918	$(1)	$—	$—	$14,918	$(1)
Agency obligations	29,954	(44)	—	—	29,954	(44)
Corporate debt securities	41,800	(22)	—	—	41,800	(22)
Total	$86,672	$(67)	$—	$—	$86,672	$(67)

	As of December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$19,953	$(35)	$—	$—	$19,953	$(35)
Agency obligations	47,936	(57)	—	—	47,936	(57)
Corporate debt securities	165,032	(182)	—	—	165,032	(182)
Total	$232,921	$(274)	$—	$—	$232,921	$(274)
The Company reviewed its investment holdings as of September 30, 2025 and December 31, 2024 and determined that any decrease in fair value is attributable to changes in interest rates and not credit quality, and as the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Therefore, there were no allowances for credit losses.
Realized gains (losses) were immaterial for the three and nine months ended September 30, 2025 and 2024. Accrued interest receivable on available-for-sale securities was $6.3 million and $8.3 million at September 30, 2025 and December 31, 2024, respectively.
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
Financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$89,321	$—	$—	$89,321
U.S. government obligations	9,949	—	—	9,949
Total cash equivalents	99,270	—	—	99,270
Investment securities:
U.S. government obligations	421,824	—	—	421,824
Agency obligations	—	39,958	—	39,958
Corporate debt securities	—	519,608	—	519,608
Total investment securities	421,824	559,566	—	981,390
Other non-current assets:
Deferred compensation plan (1)	2,902	—	—	2,902
Total assets measured at fair value	$523,996	$559,566	$—	$1,083,562

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$249,116	$—	$—	$249,116
Corporate debt securities	—	5,314	—	5,314
Total cash equivalents	249,116	5,314	—	254,430
Investment securities:
U.S. government obligations	543,344	—	—	543,344
Agency obligations	—	57,931	—	57,931
Corporate debt securities	—	488,249	—	488,249
Total investment securities	543,344	546,180	—	1,089,524
Other non-current assets:
Deferred compensation plan (1)	829	—	—	829
Total assets measured at fair value	$793,289	$551,494	$—	$1,344,783
(1)Consists of mutual fund investments held in the Rabbi Trust related to the Company’s non-qualified deferred compensation plan.
The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2025 and 2024.
4. Balance Sheet Details
Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid clinical costs	$15,657	$6,842
Interest receivable	6,340	8,310
Prepaid research and development costs	4,753	714
Receivable for common stock issued (including taxes)	6,987	78
Prepaid subscriptions	3,469	2,561
Deferred compensation plan	2,902	829
Loyal preferred stock (see Note 7)	2,000	2,000
Other	4,808	2,314
Total prepaid expenses and other assets	46,916	23,648
Less prepaid expenses and other current assets	(28,484)	(20,819)
Prepaid expenses and other assets, net of current portion	$18,432	$2,829
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$9,790	$11,900
Lab equipment	9,345	5,693
Office equipment	2,225	2,147
Computers and software	60	60
Property and equipment at cost	21,420	19,800
Less accumulated depreciation and amortization	(7,043)	(7,732)
Total	$14,377	$12,068

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$6,109	$5,853
Accrued outside services and professional fees	10,182	5,572
Accrued clinical trial costs	9,667	3,076
Accrued research and development costs	6,160	6,067
Other accrued expenses	1,556	901
Total	$33,674	$21,469
5. Operating Leases
The Company's lease obligations primarily consist of an operating lease for its headquarters in San Diego, California, entered into in 2022 and expiring on the date immediately preceding the one hundred thirty-seventh (137th) month anniversary of the lease payment start date (the “2022 Lease”). The Company's prior operating lease for a facility in San Diego, California, entered into in 2018 (the “2018 Lease”), expired in August 2025.
Under the terms of the 2018 Lease and 2022 Lease, the Company provided the lessors with irrevocable letters of credit in the amounts of $0.5 million and $0.8 million, respectively, both of which are included as restricted cash in the accompanying condensed consolidated balance sheets. The $0.5 million letter of credit related to the 2018 Lease was not released as of September 30, 2025 and is classified as current restricted cash in the accompanying condensed consolidated balance sheets. The lessor of the 2022 Lease is entitled to draw on the $0.8 million letter of credit in the event of any default by the Company under the terms of the lease.
As of September 30, 2025, the Company's future minimum payments under the non-cancellable operating lease were as follows (in thousands):

Year ending December 31,	Minimum Payments
2025 (three months)	$1,662
2026	6,795
2027	6,999
2028	7,209
2029	7,425
Thereafter	43,550
Total future minimum lease payments	73,640
Less imputed interest	(24,496)
Total operating lease liabilities	49,144
Less operating lease liabilities, current	(6,441)
Operating lease liabilities, non-current	$42,703
Operating lease cost was $2.1 million and $6.5 million for the three and nine months ended September 30, 2025, respectively. Operating lease cost was $2.1 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. Short-term lease expenses for the third quarters of 2025 and 2024 were not significant.
The Company's contracts do not provide readily determinable implicit rates, and as such, the Company used the estimated incremental borrowing rate based on the information available at the adoption, commencement, or remeasurement date. Remaining lease terms and discount rates for the Company's operating leases are as follows:

	As of September 30, 2025 (1)	As of December 31, 2024
Weighted-average remaining lease term (years)	9.6 years	10.1 years
Weighted-average discount rate	8.6%	8.6%
(1)Reflects only the Company’s 2022 Lease as the 2018 Lease expired in August 2025.

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Operating cash flow used for operating leases	$5,806	$2,551
6. Commitments and Contingencies
Litigation
From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.
7. Revenue Recognition
Sanwa Kagaku Kenkyusho Co., Ltd
On February 25, 2022, the Company and Sanwa Kagaku Kenkyusho Co., Ltd. (“Sanwa”), entered into a license agreement (the “Sanwa License”) whereby the Company granted Sanwa an exclusive license to develop and commercialize paltusotine in Japan.
In exchange, the Company received a $13.0 million nonrefundable, upfront payment and will be eligible to receive up to an additional $25.5 million in milestone payments related to the achievement of certain development, regulatory and commercial goals. In addition, upon market approval of paltusotine in Japan, the Company will be eligible to receive certain sales-based royalties.
Initially, the Company determined that the transaction price amounted to the upfront payment of $13.0 million. The Company determined that its performance obligations under the Sanwa License comprised the license and data exchange. The control of the license was transferred to Sanwa at the inception of the contract and the Company does not have an ongoing performance obligation to support or maintain the licensed intellectual property. Revenue allocated to the data exchange obligation is recognized over time using the cost-to-cost measure as this method represents a faithful depiction of progress toward certain ongoing paltusotine studies and related data transfer. Revenue is recognized on a gross basis as the Company is the principal. As there have been no sales of paltusotine in Japan to date, no sales-based milestones or royalties were recognized to date. Further, using the most-likely-method, the other developmental milestone payments are considered fully constrained.
During the nine months ended September 30, 2024, the Company achieved a $1.0 million milestone for the first indication of the development milestones. As of September 30, 2024, the Company updated its estimated transaction price to $14.0 million and recorded a cumulative catch-up adjustment of $0.4 million.
Deferred revenue consisted of the following (in thousands):

	Nine months ended September 30,
	2025	2024
Balance at beginning of period	$6,880	$6,806
Deferred revenue additions, excluding amounts recognized as revenue during the period	—	550
Revenue recognized	(1,128)	(476)
Balance at end of period	5,752	6,880
Less deferred revenue, current	(1,642)	(1,685)
Deferred revenue, non-current	$4,110	$5,195
During the three and nine months ended September 30, 2025, $0.1 million and $1.1 million, respectively, of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss, all of which were included in the fiscal year 2024 deferred revenue balance. During the nine months ended September 30, 2024, $0.9 million of the $14.0 million estimated transaction price was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss, of which $0.5 million was included in the fiscal year 2023 deferred revenue balance. There were no revenues recognized related to the Sanwa License for the three months ended September 30, 2024. Deferred revenues are expected to be recognized over the duration of certain paltusotine studies conducted by the Company.
On June 14, 2022, the Company and Sanwa, entered into a clinical supply agreement (the “Sanwa Clinical Supply Agreement”) whereby the Company is responsible for manufacturing and supplying certain materials to Sanwa for specified activities under the Sanwa License. During the nine months ended September 30, 2025 and September 30, 2024, $0.4 million and $0.1 million, respectively, was recognized as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss related to the Sanwa Clinical Supply Agreement. There were no revenues recognized related to the Sanwa Clinical Supply Agreement for the three months ended September 30, 2025 and 2024.
Cellular Longevity, Inc., doing business as Loyal
On March 24, 2023, the Company granted Cellular Longevity Inc., doing business as Loyal (“Loyal”) an exclusive license to develop and commercialize CRN01941, a somatostatin receptor type 2 agonist, for veterinary use. In return, the Company received a $0.1 million upfront payment and Loyal preferred stock valued at $2.0 million. The Company may also earn single-digit sales-based royalties if the product is approved.
No revenue was recognized under this license for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, the shares of Loyal preferred stock issued and to be issued to the Company valued at $2.0 million is included in prepaid expense and other assets, net of current portion, in the accompanying condensed consolidated balance sheets. The Loyal preferred stock does not have a readily determinable fair value and is recorded at cost less impairment. The Company assesses equity securities without a readily determinable fair value for changes in observable prices each period, noting none for the three and nine months ended September 30, 2025.
8. Stockholders’ Equity
Stock Offerings
On March 1, 2024, the Company completed a private placement of 8,333,334 shares of its common stock at a price of $42.00 per share (the “Private Placement”). Net proceeds from the Private Placement were approximately $335.5 million, after offering costs of approximately $14.5 million. On March 19, 2024, the Company registered for resale the shares issued and sold in the Private Placement, pursuant to the Registration Rights Agreement entered into with the Purchasers, dated February 27, 2024.
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
During the three and nine months ended September 30, 2025, and as of date of this report, no shares of common stock have been issued pursuant to the 2024 ATM Offering.
9. Equity Incentive Plans
2021 Employment Inducement Incentive Award Plan
In December 2024, the Company amended the Company's 2021 Employment Inducement Incentive Award Plan (the “2021 Inducement Plan”) to increase the number of shares of the Company’s common stock available for future issuance under the 2021 Inducement Plan to 9,500,000 shares. As of September 30, 2025, 2,080,995 shares of common stock were available for future issuance under the 2021 Inducement Plan.
2018 Incentive Award Plan
As of September 30, 2025, 5,367,449 shares of common stock were available for future issuance under the Company's 2018 Incentive Award Plan (the “2018 Plan”).
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
2018 Employee Stock Purchase Plan
As of September 30, 2025, 2,865,513 shares of common stock were available for issuance under the Company's 2018 Employee Stock Purchase Plan (the “ESPP”).
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
Stock Awards
Stock Options
Activity under the Company’s stock option plans during the nine months ended September 30, 2025 was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2024	13,665,771	$26.57
Granted	2,877,728	$35.35
Exercised	(1,094,579)	$15.01
Forfeited and expired	(818,458)	$32.97
Balance at September 30, 2025	14,630,462	$28.86	7.2	$201,914
Vested and expected to vest at September 30, 2025	14,630,462	$28.86	7.2	$201,914
Exercisable at September 30, 2025	7,848,865	$24.02	6.2	$142,127
Restricted Stock Units
The Company’s restricted stock unit (“RSU”) activity during the nine months ended September 30, 2025, was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	1,334,635	$34.30
Granted	1,516,223	$34.76
Vested	(412,764)	$32.50
Forfeited	(151,484)	$36.12
Balance at September 30, 2025	2,286,610	$34.81
Employee Stock Purchase Plan
During the nine months ended September 30, 2025, the Company issued 114,565 shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $25.14 per share, resulting in proceeds to the Company of approximately $2.9 million.
Stock-Based Compensation Expense
Stock-based compensation expense for the equity awards issued by the Company to employees and non-employees for the periods presented below was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Included in research and development	$13,003	$10,556	$37,921	$29,612
Included in selling, general and administrative	9,699	7,591	31,383	20,929
Total stock-based compensation expense	$22,702	$18,147	$69,304	$50,541

A summary of the Company's total unrecognized stock-based compensation expense, as of September 30, 2025, is as follows:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Average Remaining Vesting Period (in years)
Stock option awards	$137,704	2.5
RSU awards	$64,681	2.9
ESPP	$5,512	1.4
10. Investment In Radionetics
In October 2021, the Company licensed its radiotherapeutics technology to Radionetics Oncology, Inc. (“Radionetics”) in exchange for 50,500,000 shares of Radionetics' common stock, equivalent to a 64% initial stake, and a warrant to maintain up to 22% equity in Radionetics on a fully diluted basis (“Radionetics Warrant”).
In August 2023, the Company participated in a refinancing transaction, exercising the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock, exchanging 32,344,371 shares of Radionetics common stock for Radionetics preferred stock, and investing $5.0 million for an additional 14,404,656 shares of Radionetics preferred stock. The Radionetics license was also amended to include up to $15.0 million in new sales milestones.
In June 2024, the license with Radionetics was amended to reduce development targets, reverting certain rights to the Company, and the Company is eligible to receive total potential sales milestones in excess of $300.0 million and single-digit royalties on net sales. In July 2024, Radionetics formed a strategic partnership with Eli Lilly and Company (“Lilly”), receiving a $140.0 million upfront payment and granting Lilly the exclusive right to acquire Radionetics for $1.0 billion.
Although Radionetics is a variable interest entity (“VIE”), the Company determined it is not the primary beneficiary and does not consolidate Radionetics’ results due to lack of control over key decisions, which rest with Radionetics’ independent board and management. As of September 30, 2025, the Company held a 25% ownership in Radionetics consisting of common and preferred stock and accounts for its investment under the equity method. The investment asset was previously written down to zero. No equity method losses were recorded for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, and $0.5 million in losses were recorded during the nine months ended September 30, 2024.
R. Scott Struthers, Ph.D., the Company’s President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers receives consideration in the form of both equity and a $50,000 annual retainer for his service as a board member of Radionetics. As of September 30, 2025, Dr. Struthers has an approximately 1.3% ownership stake in Radionetics, consisting of common stock. Reimbursements from Radionetics were immaterial during the three and nine months ended September 30, 2025 and 2024.
11. Segment Reporting
The Company operates in a single reportable segment. The chief operating decision maker (“CODM”), its Founder and Chief Executive Officer, assesses performance based on condensed consolidated net loss as reported on the condensed consolidated statement of operations and comprehensive loss, supplemented by certain additional significant expense details reflected in the table below. There have been no changes in the determination of segmentation or the measurements used to determine reported segment loss or segment total assets discussed in the Company's FY 2024 Form 10-K.

Segment revenue and significant segment expenses which are regularly reported to the CODM are included within the table below and are reconciled to condensed consolidated net loss:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$143	$—	$1,535	$1,039
Less:
Research and development expenses
Paltusotine	(18,823)	(13,689)	(50,552)	(39,710)
Atumelnant	(15,072)	(6,430)	(33,982)	(15,595)
Early research and development programs	(9,264)	(6,598)	(25,928)	(18,497)
Research and development personnel expenses	(26,062)	(17,617)	(76,827)	(50,489)
Research and development stock-based compensation	(13,003)	(10,556)	(37,921)	(29,612)
Other research and development (1)	(8,240)	(7,015)	(21,795)	(19,687)
Total research and development expenses	(90,464)	(61,905)	(247,005)	(173,590)
Selling, general and administrative
External selling, general and administrative expenses	(25,480)	(9,272)	(63,753)	(26,807)
Selling, general and administrative personnel expenses	(17,086)	(9,029)	(42,497)	(23,822)
Selling, general and administrative stock-based compensation	(9,699)	(7,591)	(31,383)	(20,929)
Total selling, general and administrative expenses	(52,265)	(25,892)	(137,633)	(71,558)
Total other income, net	12,495	10,969	40,601	26,766
Loss on equity method investment	—	—	—	(470)
Segment and consolidated net loss	$(130,091)	$(76,828)	$(342,502)	$(217,813)
(1)Other research and development is comprised of non-personnel related research and development indirect costs incurred for the benefit of multiple research and development programs, including depreciation, and other facility-based expenses, such as rent expense.
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
Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	As of September 30,
	2025	2024
Stock option awards	14,630	13,887
Unvested RSU awards	2,287	1,406
Estimated shares of common stock expected to be purchased under the ESPP	430	234
Stock held in trust under deferred compensation plan	3	—
Total	17,350	15,527

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
Overview
We are a pharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for endocrine diseases and endocrine-related tumors. We have built a highly productive drug discovery and development organization with extensive expertise in endocrine G protein coupled receptors, or GPCRs. We have discovered a pipeline of nonpeptide (small molecule) new chemical entities that target peptide GPCRs to address unmet needs for people with endocrine diseases and related tumors.
Our first approved therapy is PALSONIFY™ (paltusotine), which has been approved by the U.S. Food and Drug Administration, or FDA, in the United States for the treatment of acromegaly. Additionally, PALSONIFY is under review by regulatory agencies in Europe for the treatment of acromegaly. Paltusotine is also in clinical development for treatment of carcinoid syndrome associated with neuroendocrine tumors. Atumelnant is in clinical development for congenital adrenal hyperplasia, or CAH, and ACTH-Dependent Cushing’s Syndrome, or ADCS. We are advancing additional product candidates through preclinical discovery and development studies in indications such as neuroendocrine tumors, Graves’ disease (including Graves’ hyperthyroidism and Graves’ orbitopathy, or thyroid eye disease), polycystic kidney disease, hyperparathyroidism, diabetes, obesity, and GPCR-targeted oncology indications. Our vision is to build the premier, endocrine-rooted global pharmaceutical company dedicated to improving the lives of patients.
Key Pipeline Updates
The following represents a summary of notable business updates and events:
Paltusotine
•On September 25, 2025, the FDA approved PALSONIFY for the first-line treatment of adults with acromegaly who had an inadequate response to surgery and/or for whom surgery is not an option.
•Our research suggests that there are approximately 36,000 people living with acromegaly in the United States, of which 17,000 or more are undiagnosed, 7,500 are not in active follow-up for treatment, and 11,500 are actively managed. Our research further suggests that of the 11,500 actively managed patients in the United States, 40% are treatment naïve, 25% are on injectable somatostatin receptor ligands, 20% are on other therapies, and 15% have discontinued treatment. Our research also indicates that there are approximately 1,500 newly diagnosed patients per year, 500 of which are candidates to initiate pharmaceutical treatment.
•Our marketing authorization application, or MAA, was validated by the European Medicines Agency, or EMA, for paltusotine for the treatment of acromegaly, consistent with a timeline for a potential EMA decision in the first half of 2026. The EMA also granted Orphan Drug Designation, or ODD, for paltusotine for the treatment of acromegaly, further highlighting the level of unmet need and the potential for paltusotine to offer significant benefit to patients.
Atumelnant
•In January 2025, we reported positive results from the Phase 2 TouCAHn open-label study of atumelnant in CAH. Atumelnant administration was shown to result in rapid, substantial and sustained statistically significant reduction in androstenedione, or A4, levels, the key biomarker for disease control. Atumelnant was well-tolerated and demonstrated significant clinical improvements. We have also initiated an open-label extension study.
•Continued progress on the development program for atumelnant across multiple trials, including enrollment completion of Cohort 4 of the adult Phase 2 study with data expected early in 2026.
•In May 2025, we revealed the design of our Phase 3 CALM-CAH study with an uncompromising primary endpoint to demonstrate atumelnant’s potential ability to normalize A4 levels with physiological glucocorticoid, or GC, replacement.
•Announced our pediatric trial design in CAH, BALANCE-CAH. BALANCE-CAH is designed as an operationally seamless three-part study (Phase 2/3/OLE). Part A is an open-label, semi-sequential cohort study to evaluate the safety, efficacy, and pharmacokinetics, or PK, of atumelnant treatment in pediatric participants with classic CAH. Part B is a double-blind, placebo controlled confirmatory portion of the study to evaluate the safety and efficacy of atumelnant in pediatric participants with classic CAH. Part C is a single-arm, open-label, long-term safety and efficacy study in pediatric participants that completed participation in either Part A or Part B of this study. We plan to initiate the BALANCE-CAH pediatric study in the fourth quarter of 2025.
•Announced that we expect to initiate the Phase 2/3 trial of atumelnant in ADCS in the first half of 2026.
Early-Stage Pipeline:
•Investigational New Drug, or IND, clearance for CRN09682, the first candidate from the nonpeptide drug conjugate, or NDC, platform. A “Study May Proceed” letter has been received to allow us to begin a Phase 1/2 dose escalation study of CRN09682 with an expansion phase for the treatment of metastatic or locally advanced SST2-positive neuroendocrine tumors and other SST2-expressing solid tumors. We expect the first patient to receive CRN09682 in the dose escalation phase of a Phase 1/2 study in the fourth quarter of 2025.
•Revealed preclinical data on CRN09682 (an SST2+ nonpeptide drug conjugate), CRN12755 (a Thyroid Stimulating Hormone Receptor, or TSHR, antagonist), and CRN10329 (an SST3 agonist) at our in-person and virtual Research and Development Day, or R&D Day, on June 26, 2025.
•The R&D Day presentation included the following updates on our preclinical development pipeline:
•CRN09682:
•We shared data on CRN09682 previously presented at medical conferences that show the potency, selectivity and internalization of CRN09682. CRN09682 in tumor and plasma and free monomethyl auristatin E, or MMAE, in plasma are not observed after 24 hours in a mouse tumor model, while free MMAE cleaved from CRN09682 persists within the tumor for at least 240 hours. We also demonstrated that CRN09682 induced anti-tumor activity in a dose-dependent manner in different mouse tumor growth models without a decrease in body weight.
•We provided additional details regarding the trial design of BRAVESST2, our Phase 1/2 study of CRN09682 for the treatment of metastatic or locally advanced SST2-positive neuroendocrine tumors and other SST2-expressing solid tumors. In the Phase 1 dose escalation phase, we expect to enroll 3-6 patients per cohort until the minimum tolerated dose is confirmed. Data from the dose escalation will inform the recommended expansion dose for the Phase 2 dose expansion phase and confirm the tumor sub-types that will be enrolled in the expansion cohorts.

We expect to enroll up to 150 participants across both Phase 1 and Phase 2 of the trial.
•CRN12755: We provided preclinical data on our lead candidate, CRN12755, in the TSHR antagonist program for the treatment of Graves’ disease, including the two major manifestations Graves’ hyperthyroidism and Graves’ orbitopathy (Thyroid Eye Disease, or TED). CRN12755 was observed to decrease TSAb-stimulated thyroid hormone (T4) in a rat model, and was observed to decrease hyaluronic acid and IL-6 production in Graves Orbital Fibroblasts, or GOFs from TED patients. We also provided an overview of the clinical development strategy for CRN12755, including key biomarkers and other data to be captured in the Phase 1 trial.
•CRN10329: We identified CRN10329 as a preclinical leading development candidate for a selective somatostatin receptor type 3 (SST3) nonpeptide agonist for the treatment of autosomal dominant polycystic kidney disease, or ADPKD. CRN10329 was observed to decrease cystic index, cellular proliferation, kidney weight and aberrant expression of renal tubular injury markers in a mouse model of ADPKD. We also shared data highlighting that SST3 is highly and consistently expressed in cyst-lining cells in ADPKD.
•Based on emerging data from IND enabling studies, focus of the TSHR antagonist program has shifted to bringing forward an alternative candidate with a superior profile. There is also follow-up preclinical work needed on the IND-enabling studies for the SST3 program that will postpone its IND submission.
International Expansion:
•We continued international expansion activities in parallel with the ongoing review of our MAA for PALSONIFY by the European Medicines Agency.
Financial operations overview
To date, we have devoted substantially all of our resources to drug discovery, conducting preclinical studies and clinical trials, obtaining and maintaining patents related to our product candidates, licensing activities, and the provision of selling, general and administrative support for these operations and commercial preparedness. We have recognized revenues from various research and development grants and license and collaboration agreements. We received FDA approval on PALSONIFY on September 25, 2025, but have not yet generated any product revenue during the quarter ended September 30, 2025. We have funded our operations primarily through license revenues and offerings of our preferred and common stock.
We have incurred cumulative net losses since our inception. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on our ability to successfully commercialize PALSONIFY and the associated costs, the timing of our revenues, our clinical trials and preclinical studies, our expenditures on other research and development activities, and other expenditures to support our on-going activities, including international expansion. While the FDA approved PALSONIFY on September 25, 2025, we have not yet generated product revenues from sales of PALSONIFY as of September 30, 2025 and we expect operating expenses to increase in future periods as product revenues increase. We also expect our expenses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, commercialize PALSONIFY and other potential approved product candidates, if any, and incur general and administrative costs to support our on-going growth. We expect our operating losses will increase in future periods until such time, if ever, we can generate substantial product revenues to support our cost structure.
As a new commercial-stage company, we are continuing to build our market presence We expect product revenues to increase as we continue to expand our commercial activities. However, we do not anticipate generating significant or sustained revenues from product sales until our product achieves broader market acceptance and, in some cases, until we obtain additional regulatory approvals for our product candidates in the pipeline. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, until such time as we can generate significant revenue from PALSONIFY along with other product candidates in the pipeline, if ever, we expect to finance our cash needs through equity offerings, debt financings or other sources as may be required, including potentially, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, scale back or discontinue the development of our existing product candidates, our commercialization efforts or our efforts to expand our product pipeline.

Revenues
To date, our revenues have been mainly derived from licenses, including our collaboration and license agreement with Radionetics Oncology, Inc., or the Radionetics License, our license agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or the Sanwa License, and our license agreement with Cellular Longevity, Inc. doing business as Loyal, or the Loyal License. We have also entered into a clinical supply agreement, or the Sanwa Clinical Supply Agreement, whereby we are responsible for manufacturing and supplying certain materials to Sanwa Kagaku Kenkyusho Co., Ltd. for specified activities under the Sanwa License. As our data exchange performance obligation under the Sanwa License is fulfilled, we expect to recognize as revenues the deferred revenue amounts included in our condensed consolidated balance sheets. We will recognize royalty and milestone revenues under our license agreements if and when appropriate under the relevant accounting rules (see Note 7 to our condensed consolidated financial statements).
Our revenues during the nine months ended September 30, 2025 and September 30, 2024 were derived from the Sanwa License and the Sanwa Clinical Supply Agreement. Our revenues during the three months ended September 30, 2025 were derived from the Sanwa License. There were no revenues for the three months ended September 30, 2024. We did not generate any revenues from the commercial sale of PALSONIFY during the third quarter of 2025. Further, we may never generate revenues from the commercial sale of our other product candidates in the pipeline for at least the foreseeable future, if ever.
Research and development
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
Research and development expenses include:
•salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts;
•external research and development expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants to conduct our clinical trials and preclinical and nonclinical studies;
•costs related to manufacturing our product candidates for clinical trials and preclinical studies, including fees paid to third-party manufacturers;
•costs related to compliance with regulatory requirements;
•laboratory supplies; and
•facilities, depreciation and other allocated expenses for rent, facilities maintenance, insurance, equipment and other supplies.
Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. The majority of our third-party expenses during the three and nine months ended September 30, 2025 and 2024 related to the research and development of paltusotine, atumelnant, and discovery. We deploy our personnel and facility related resources across all of our research and development activities.
Our clinical development costs may vary significantly based on factors such as:
•per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•number of doses that patients receive;
•drop-out or discontinuation rates of patients;

•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing our product candidates;
•the number of product candidates;
•the phase of development of our product candidates; and
•the efficacy and safety profile of our product candidates.
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
Selling, general and administrative
Selling, general and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, commercial, finance, and other administrative functions. Other significant costs include sales and marketing, facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and commercial planning expenses. We also incur expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, as well as corporate strategy and business development, corporate communications, and investor relations costs associated with operating as a public company. We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities, the commercialization of PALSONIFY and the commercialization of any of our other product candidates in the pipeline if and when such products receive marketing approval.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2025	2024			2025	2024
Revenues	$143	$—	$143	100%	$1,535	$1,039	$496	48%
Operating expenses:
Research and development	90,464	61,905	28,559	46%	247,005	173,590	73,415	42%
Selling, general and administrative	52,265	25,892	26,373	102%	137,633	71,558	66,075	92%
Total operating expenses	142,729	87,797	54,932	63%	384,638	245,148	139,490	57%
Loss from operations	(142,586)	(87,797)	(54,789)	62%	(383,103)	(244,109)	(138,994)	57%
Other income, net	12,495	10,969	1,526	14%	40,601	26,766	13,835	52%
Loss before equity method investment	(130,091)	(76,828)	(53,263)	69%	(342,502)	(217,343)	(125,159)	58%
Loss on equity method investment	—	—	—	—%	—	(470)	470	(100)%
Net loss	$(130,091)	$(76,828)	$(53,263)	69%	$(342,502)	$(217,813)	$(124,689)	57%
Revenues.    Revenues during the nine months ended September 30, 2025 and September 30, 2024 related to the Sanwa License and the Sanwa Clinical Supply Agreement. Revenues during the three months ended September 30, 2025 were derived from the Sanwa License. There were no revenues for the three months ended September 30, 2024.
Research and development expenses.    The increase of $28.6 million and $73.4 million in research and development expenses during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods was primarily due to an increase in headcount, manufacturing activities and increased clinical costs driven by the advancement of our clinical programs and the advancement of our preclinical portfolio, as outlined below.

The following table summarizes our primary external and internal research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2025	2024			2025	2024
External research and development expenses:
Clinical trials	$17,312	$10,131	$7,181	71%	$44,139	$29,673	$14,466	49%
Contract manufacturing	10,133	7,104	3,029	43%	26,307	19,078	7,229	38%
Preclinical studies	4,664	4,213	451	11%	10,574	8,329	2,245	27%
Outside services	13,991	8,463	5,528	65%	36,396	24,548	11,848	48%
Other external research and development	8	11	(3)	(27)%	38	24	14	58%
Total external research and development expenses	46,108	29,922	16,186	54%	117,454	81,652	35,802	44%
Internal expenses:
Personnel expenses	26,062	17,617	8,445	48%	76,827	50,489	26,338	52%
Stock-based compensation	13,003	10,556	2,447	23%	37,921	29,612	8,309	28%
Facilities and related	3,242	2,847	395	14%	9,244	8,518	726	9%
Other internal research and development	2,049	963	1,086	113%	5,559	3,319	2,240	67%
Total internal research and development expenses	44,356	31,983	12,373	39%	129,551	91,938	37,613	41%
Total research and development expenses	$90,464	$61,905	$28,559	46%	$247,005	$173,590	$73,415	42%
The increase in the majority of the categories above for the three and nine months ended September 30, 2025 since the corresponding prior period is as a result of the advancement of our clinical programs and the advancement of our preclinical portfolio.
The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2025	2024			2025	2024
Paltusotine	$18,823	$13,689	$5,134	38%	$50,552	$39,710	$10,842	27%
Atumelnant	15,072	6,430	8,642	134%	33,982	15,595	18,387	118%
Early research and development programs	9,264	6,598	2,666	40%	25,928	18,497	7,431	40%
Personnel expenses	26,062	17,617	8,445	48%	76,827	50,489	26,338	52%
Stock-based compensation	13,003	10,556	2,447	23%	37,921	29,612	8,309	28%
Other	8,240	7,015	1,225	17%	21,795	19,687	2,108	11%
Total research and development expenses	$90,464	$61,905	$28,559	46%	$247,005	$173,590	$73,415	42%
The increase in research and development programs for the three and nine months ended September 30, 2025 as compared to the prior year periods was primarily due to clinical, manufacturing, and outside services costs associated with paltusotine for the treatment of carcinoid syndrome and atumelnant, preclinical, clinical, manufacturing, and outside services costs for early research and development programs, and increase in headcount and other increases to support the overall increased activities in various programs.
Selling, general and administrative expenses.     The increase of $26.4 million and $66.1 million in selling, general and administrative expenses during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods was primarily due to the increase in personnel expenses of $10.2 million (including $2.1 million of stock-based compensation expense) and $29.1 million (including $10.4 million of stock-based compensation expense) for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. The remainder of the increase is primarily attributable to an increase in outside services of $12.0 million and $29.0 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. These increases are attributable to the increase in headcount and increase in selling and other general and administrative costs to support our overall growth and the commercial launch of PALSONIFY.
Other income, net.     The increase of $1.5 million and $13.8 million in other income during the three and nine months ended September 30, 2025 since the corresponding periods in the prior year was primarily due to an increase in income generated by our investment securities.
Liquidity and Capital Resources
Our financial condition is summarized as follows (in thousands):

	September 30, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$110,901	$264,545	$(153,644)	(58)%
Investment securities	981,390	1,089,524	(108,134)	(10)%
Cash, cash equivalents and investment securities	$1,092,291	$1,354,069	$(261,778)	(19)%

Working capital	$1,047,120	$1,315,704	$(268,584)	(20)%
Accumulated deficit	$(1,294,612)	$(952,110)	$(342,502)	36%
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
Our future capital requirements will depend on many factors, including:
•the type, number, scope, progress, results, costs and timing of our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;
•our ability to generate revenues through product sales of PALSONIFY and other potential product candidates once approved, if ever, and future licensing arrangements;
•the costs of and our ability to obtain clinical and commercial supplies for our current product candidates and any other product candidates we may identify and develop;
•the costs and timing of manufacturing for our product candidates, including commercial manufacturing;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company with a commercial pharmaceutical product, including enhanced internal controls over financial reporting, government price reporting and establishing and maintaining an effective compliance program;
•the costs associated with hiring additional personnel and consultants as our preclinical, clinical and commercial activities increase;
•the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payers and adequate market share and revenue for any approved products;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;

•costs associated with any products or technologies that we may in-license or acquire; and
•the funding of any co-development arrangements we enter into.
Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, our ability to access financing on the terms we anticipate, or at all, may be impacted by volatility in global credit and financial markets, including as a result of inflation, rising interest rates, fluctuation in the value of the U.S. dollar and the effects, if any, of evolving international trade policies and government actions relating to tariffs. Further, the U.S. federal government has been shut down since October 1, 2025, and the impact of a prolonged government shutdown on business and economic conditions generally, and on our financial position specifically, is uncertain. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
ATM Offering
On June 21, 2024, we entered into a Sales Agreement, or the 2024 Sales Agreement, with SVB Leerink LLC and Cantor Fitzgerald & Co., or the Sales Agents, under which we may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents, or the 2024 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the 2024 Sales Agreement. The 2024 Sales Agreement may be terminated by either Sales Agent (with respect to itself) or us at any time upon 10 days’ notice to the other parties, or by either Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. We will pay the Sales Agents a commission for their services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the three and nine months ended September 30, 2025 and as of date of this report, no shares of common stock had been sold under the 2024 ATM Offering Agreement.
Common Stock and Common Stock Equivalents
As of October 28, 2025, outstanding shares of common stock were 94.9 million, outstanding stock options were 14.3 million, unvested restricted stock units were 2.3 million, and shares expected to be purchased under the 2018 Employee Stock Purchase Plan, or ESPP, were 0.4 million.
Cash Flows
We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2025, we had unrestricted cash, cash equivalents and investment securities of $1.1 billion and an accumulated deficit of $1.3 billion.
The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,		$ Change	% Change
	2025	2024
Net cash used in operating activities	$(285,021)	$(163,323)	$(121,698)	75%
Net cash provided by (used in) investing activities	116,801	(32,729)	149,530	(457)%
Net cash provided by financing activities	14,576	458,424	(443,848)	(97)%
Net change in cash, cash equivalents and restricted cash	$(153,644)	$262,372	$(416,016)	(159)%
Operating Activities.     The increase in cash used in operations was primarily attributable to higher net loss due to higher personnel costs to support our growth, increase in research and development expenses to support our pipeline, and increase in costs to support the commercialization of PALSONIFY. The net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to our net loss of $342.5 million adjusted for $61.9 million of noncash charges, primarily for stock-based compensation, and a $4.4 million change in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to our net loss of $217.8 million adjusted for $44.6 million of noncash charges, primarily for stock-based compensation, and a $9.9 million change in operating assets and liabilities.
Investing activities.     Investing activities consist primarily of purchases of investment securities and, to a lesser extent, the cash outflow associated with purchases of property and equipment, offset by proceeds from maturities and sale of investment securities.
Financing activities.     The net cash provided by financing activities during the nine months ended September 30, 2025 resulted from proceeds received from the exercise of stock options and shares issued under the ESPP, and the net cash provided by financing activities during the same period in 2024 resulted from proceeds received from the sale of common stock and cash received from the exercise of stock options and shares issued under the ESPP.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2024 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
We do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 except as relates to the Risks related to our limited operating history, financial position and capital requirements, with the following paragraph replaced in its entirety:
We have a limited operating history, have incurred significant operating losses since our inception and expect to continue to incur losses. We may never generate enough revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a global pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2010 and we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering potential product candidates, conducting preclinical studies and clinical trials; more recently, commercial launch activities for PALSONIFY. While we have obtained FDA regulatory approval, we have not yet demonstrated that we can commercialize PALSONIFY.
We are not profitable and have incurred significant operating losses since our inception. Our prospects are highly dependent on the successful launch and commercialization of PALSONIFY and other late stage clinical drug candidates. The commercial success of PALSONIFY will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the health care community. To the extent that we cannot generate enough revenue from commercial sales of PALSONIFY, our business, financial condition and results of operations may be materially adversely affected and the price of our securities may decline. Regarding our other late stage clinical drug candidates, if those product candidates are not successfully developed and approved, we may never generate revenue from commercial sales or successfully commercialize those drug candidates. We have incurred cumulative net losses since our inception and, as of September 30, 2025, we had an accumulated deficit of $1.3 billion. Our losses have primarily resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. More recently, we have begun to incur losses associated with pre-commercialization and commercial activities for PALSONIFY associated with its U.S. approval, EMA submission, and pre-commercialization activities in other jurisdictions. In addition, all of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses, and we anticipate these losses will increase substantially as we continue our preclinical discovery programs and to develop, seek regulatory approval for PALSONIFY outside of the U.S. and potentially commercialize it or any other approved products.
To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are in different stages of these activities across the various drug candidates in our pipeline. Other than the FDA approval of PALSONIFY, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with pharmaceutical product development, commercialization and revenue realization, we are unable to accurately predict the timing or amount of any increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could materially and adversely affect our business, prospects, results of operations and the trading price of our common stock.
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
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	12/12/2023
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Crinetics Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crinetics Pharmaceuticals, Inc.

Date: November 6, 2025	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: November 6, 2025	By:	/s/ Tobin Schilke
Tobin Schilke
Chief Financial Officer
(Principal financial and accounting officer)