Form 10-Q
period 2026-03-31
Crinetics Pharmaceuticals, Inc.
filed 2026-05-07
CIK 1658247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 23, 2026, the registrant had 105,440,208 shares of common stock ($0.001 per share par value) outstanding.

GLOSSARY OF DEFINED TERMS
Unless expressly indicated or the context requires otherwise, the terms “Crinetics,” “Company,” “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q (this “Report”) refer to Crinetics Pharmaceuticals, Inc., a Delaware corporation, and, where appropriate, its wholly-owned subsidiaries. We also have used several other terms in this Report, most of which are explained or defined below.
“2018 Plan” means our 2018 Incentive Award Plan.
“2021 Inducement Plan” means our 2021 Employment Inducement Incentive Award Plan.
“2022 Lease” means our operating lease for our headquarters in San Diego, California.
“2024 Sales Agreement” means the Sales Agreement entered into by and between Crinetics and the Sales Agents on June 21, 2024.
“ADCS” means ACTH-Dependent Cushing’s Syndrome.
“ANVISA” means Agência Nacional de Vigilância Sanitária, or the Brazilian Health Regulatory Agency.
“ASC” means Accounting Standards Codification.
“ASU” means Accounting Standards Update.
“ATM” means at-the-market.
“CAH” means congenital adrenal hyperplasia.
“CHMP” means the Committee for Medicinal Products for Human Use.
“CODM” means chief operating decision maker.
“CROs” means contract research organizations.
“CS” means carcinoid syndrome.
“EC” means the European Commission.
“EMA” means the European Medicines Agency.
“Enrollment Form” means an official document containing both HCP and patient consent, submitted to CrinetiCARE or specialty pharmacies to initiate a patient on PALSONIFY. Enrollment forms metric also includes direct dispenses from pituitary treatment centers or community practices to patients.
“ESPP” means our 2018 Employee Stock Purchase Plan.
“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.
“FASB” means the Financial Accounting Standards Board.
“FDA” means the U.S. Food and Drug Administration.
“FY 2025 Form 10-K” means our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026.
“GPCRs” means G-protein coupled receptors.
“HCP” means healthcare professionals.
“Lilly” means Eli Lilly and Company.
“Loyal” means Cellular Longevity Inc., doing business as Loyal.
“MAA” means Marketing Authorization Application.
“NETs” means neuroendocrine tumors.
“OLE” means open-label extension.
“PBEs” means public business entities.
“Quickstart” means a program that provides eligible patients with a temporary supply of PALSONIFY at no cost while insurance coverage is pending or under appeal. This program is designed to ensure continuity of care during delays in insurance coverage determination.
i

“Radionetics” means Radionetics Oncology, Inc.
“Radionetics License” means the collaboration and license agreement entered into with Radionetics in October 2021.
“Radionetics Warrant” means the warrant issued to the Company by Radionetics pursuant to the Radionetics License.
“RSUs” means restricted stock units.
“Sales Agents” means SVB Leerink LLC and Cantor Fitzgerald & Co.
“SEC” means the U.S. Securities and Exchange Commission.
“SKK” means Sanwa Kagaku Kenkyusho Co., Ltd.
“SKK License” means the license agreement entered into with SKK on February 25, 2022.
“SST2” means the somatostatin receptor type 2.
“SEC” means the Securities and Exchange Commission.
“U.S.” means United States.
“U.S. GAAP” means U.S. Generally Accepted Accounting Principles.
“VIE” means variable interest entity.

ii

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,341	$101,536
Investment securities, amortized cost of $1,178,076 at March 31, 2026 and $924,317 at December 31, 2025	1,176,965	926,353
Trade accounts receivable, net	5,683	592
Inventory	3,064	2,022
Prepaid expenses and other current assets	22,361	17,839
Total current assets	1,322,414	1,048,342
Property and equipment, net	13,497	14,296
Operating lease right-of-use assets	39,790	40,492
Restricted cash, net of current portion	800	800
Prepaid expenses and other assets, net of current portion	24,822	22,327
TOTAL ASSETS	$1,401,323	$1,126,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,487	$41,770
Accrued compensation and related expenses	25,792	35,578
Deferred revenue	1,271	1,235
Operating lease liabilities	6,536	6,489
Total current liabilities	71,086	85,072
Operating lease liabilities, non-current	41,319	42,052
Deferred revenue, non-current	3,346	3,810
Other liabilities	4,926	3,240
TOTAL LIABILITIES	120,677	134,174
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at March 31, 2026 or December 31, 2025	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 105,314 shares issued and outstanding at March 31, 2026; 95,575 shares issued and outstanding at December 31, 2025	2,828,204	2,407,757
Accumulated other comprehensive (loss) income	(1,254)	1,865
Accumulated deficit	(1,545,272)	(1,417,427)
Stock held in trust	(1,032)	(112)
TOTAL STOCKHOLDERS’ EQUITY	1,280,646	992,083
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,401,323	$1,126,257
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenue:
Product revenue, net	$10,306	$—
Collaboration and license revenue	428	361
Total revenue	10,734	361
Operating expenses:
Cost of product revenue	200	—
Research and development	100,081	76,240
Selling, general and administrative	50,831	35,526
Total operating expenses	151,112	111,766
Loss from operations	(140,378)	(111,405)
Other income (expense):
Interest income	12,664	14,834
Other expense, net	(131)	(203)
Total other income, net	12,533	14,631
Net loss	(127,845)	(96,774)
Net loss per share:
Net loss per share — basic and diluted	$(1.23)	$(1.04)
Weighted average shares — basic and diluted	104,099	93,102
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$(3,147)	$1,033
Unrealized gain on foreign currency	28	6
Total other comprehensive income (loss)	(3,119)	1,039
Comprehensive loss	$(130,964)	$(95,735)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock and Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Stock Held in Trust	Total Stockholders’ Equity
Balance at January 1, 2026	95,575	$2,407,757	$1,865	$(1,417,427)	$(112)	$992,083
Exercise of stock options	396	9,942	—	—	—	9,942
Issuance of common stock, net of transaction costs	8,763	379,771	—	—	—	379,771
Issuance of common stock upon vesting of RSUs	580	—	—	—	—	—
Stock-based compensation	—	29,814	—	—	—	29,814
Stock held in trust under deferred compensation plan	—	920	—	—	(920)	—
Other comprehensive loss	—	—	(3,119)	—	—	(3,119)
Net loss	—	—	—	(127,845)	—	(127,845)
Balance at March 31, 2026	105,314	$2,828,204	$(1,254)	$(1,545,272)	$(1,032)	$1,280,646

Balance on January 1, 2025	92,926	$2,275,952	$963	$(952,110)	$—	$1,324,805
Exercise of stock options	215	4,452	—	—	—	4,452
Issuance of common stock upon vesting of RSUs	384	—	—	—	—	—
Stock-based compensation	—	20,478	—	—	—	20,478
Other comprehensive income	—	—	1,039	—	—	1,039
Net loss	—	—	—	(96,774)	—	(96,774)
Balance at March 31, 2025	93,525	$2,300,882	$2,002	$(1,048,884)	$—	$1,254,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,845)	$(96,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,680	20,478
Depreciation and amortization	1,160	925
Noncash lease expense	703	813
Accretion of purchase discounts and amortization of premiums on investment securities, net	(2,220)	(4,376)
Loss on disposal of property and equipment	20	19
Changes in operating assets and liabilities:
Trade accounts receivable	(5,091)	—
Inventory	(909)	—
Prepaid expenses and other assets	(7,024)	(6,917)
Accounts payable and accrued expenses, compensation and related expenses, and other liabilities	(12,064)	(1,356)
Deferred revenue	(428)	(361)
Operating lease liabilities	(685)	(903)
Net cash used in operating activities	(124,703)	(88,452)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities	(554,428)	(391,204)
Proceeds from sales and maturities of investment securities	302,889	306,482
Purchases of property and equipment	(820)	(1,239)
Net cash used in investing activities	(252,359)	(85,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of commissions	380,514	—
Offering costs related to issuance of common stock	(578)	—
Proceeds from exercise of stock options	9,939	4,437
Net cash provided by financing activities	389,875	4,437
Net change in cash, cash equivalents and restricted cash	12,813	(169,976)
Exchange rate changes in cash, cash equivalents and restricted cash	(8)	—
Cash, cash equivalents and restricted cash - beginning of period	102,336	265,845
Cash, cash equivalents and restricted cash - end of period	$115,141	$95,869
COMPONENTS OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$114,341	$94,569
Restricted cash	800	1,300
Cash, cash equivalents and restricted cash at end of period	$115,141	$95,869
NONCASH INVESTING AND FINANCING ACTIVITIES
Stock options exercised receivable	$3	$15
Amounts accrued for purchases of property and equipment	$464	$264
Amounts accrued for offering costs	$165	$—
Stock held in trust	$920	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unless otherwise indicated, all dollar amounts are presented in thousands, except per share amounts)
1. Organization and Basis of Presentation
Description of Business
Crinetics Pharmaceuticals, Inc. is a pharmaceutical company committed to transforming the treatment of endocrine diseases and endocrine-related tumors through science rooted in patient needs. We are focused on discovering, developing, and commercializing novel therapies, with a core expertise in targeting GPCRs with small molecules that have specifically tailored pharmacology and properties.
Our first commercial product, PALSONIFY™ (paltusotine), is the first once-daily, oral treatment approved by the FDA and EMA for the treatment of adults with acromegaly who had an inadequate response to surgery and/or for whom surgery is not an option. Paltusotine is also in clinical development for carcinoid syndrome associated with NETs. Our pipeline of disclosed programs includes late-stage investigational candidate atumelnant, which is currently in development for CAH and ADCS, and CRN09682, a nonpeptide drug conjugate candidate that is being developed to treat SST2 expressing NETs and other SST2 expressing solid tumors. Additional discovery programs are focused on a variety of endocrine targets such as thyroid stimulating hormone, parathyroid hormone, somatostatin receptor 3, growth hormone, glucagon-like peptide-1, and glucose-dependent insulinotropic polypeptide, as well as GPCR-targeted oncology indications.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented in accordance with U.S. GAAP.
Our condensed consolidated balance sheet for the year ended December 31, 2025 was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The interim results presented herein are not necessarily indicative of the results expected for the full fiscal year or any other interim period. Our condensed consolidated financial statements should be read in conjunction with the FY 2025 Form 10-K.
Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and have been prepared in conformity with U.S. GAAP. All intercompany transactions and balances have been eliminated.
Liquidity
From inception, we have devoted substantially all of our efforts to drug discovery and development, conducting preclinical studies and clinical trials, building the infrastructure necessary for commercial operations, and launching PALSONIFY in the U.S. We have a limited operating history and the sales and income potential of our business and market are unproven. While we have received FDA and EMA approval for our lead product, we may continue to incur substantial operating losses even as we generate revenue from PALSONIFY, and a successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure.
We have experienced net losses and negative cash flows from operating activities since our inception and have an accumulated deficit of $1.5 billion as of March 31, 2026. As of March 31, 2026, we had $1.3 billion in cash, cash equivalents and investment securities, which we believe is sufficient to fund our operating cash needs for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.
Our future long-term liquidity requirements will be substantial and will depend on many factors, including our ability to effectively commercialize PALSONIFY and other product candidates. We expect to continue to incur net losses for the foreseeable future and may need to raise substantial additional capital to accomplish our business objectives. We plan to continue to fund our losses from operations and capital funding needs through a combination of existing capital resources, product sales, equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

Significant Accounting Policies
There have been no material changes to our significant accounting policies from the FY 2025 Form 10-K.
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes. The estimates in our condensed consolidated financial statements include, but are not limited to, accrual of research and development expenses, valuation of stock-based awards, fair values of financial instruments, inventory valuation, and revenue recognition.
As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for PBEs. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the presentation of our condensed consolidated financial statements and accompanying notes.
ASU 2025-03
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which provides guidance for identifying the accounting acquirer in business combinations in which the legal acquiree is a VIE that meets the definition of a business. Under the ASU, the acquirer is determined using the factors in ASC 805, Business Combinations, rather than assuming the primary beneficiary is the acquirer. ASU 2025‑03 is effective for fiscal years beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of this guidance on the presentation of our condensed consolidated financial statements and accompanying notes.
2. Investment Securities
We report our available-for-sale investment securities at their estimated fair values. The following is a summary of our available-for-sale investment securities as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$562,634	$279	$(833)	$562,080	$369,652	$860	$—	$370,512
Agency obligations	64,499	2	(205)	64,296	43,997	1	(29)	43,969
Corporate debt securities	550,943	378	(732)	550,589	510,668	1,215	(11)	511,872
Total	$1,178,076	$659	$(1,770)	$1,176,965	$924,317	$2,076	$(40)	$926,353

As of March 31, 2026 and December 31, 2025, available-for-sale investment securities by contractual maturity were as follows:

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$718,478	$718,777	$712,675	$714,118
Due after one year through five years	459,598	458,188	211,642	212,235
Total	$1,178,076	$1,176,965	$924,317	$926,353
The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
	Less Than 12 Months		Less Than 12 Months
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$433,424	$(833)	$—	$—
Agency obligations	55,294	(205)	27,471	(29)
Corporate debt securities	260,600	(732)	38,596	(11)
Total	$749,318	$(1,770)	$66,067	$(40)
As of March 31, 2026 and December 31, 2025, all available-for-sale investment securities in a continuous unrealized loss position had been in a loss position for less than 12 months.
We reviewed our investment holdings as of March 31, 2026 and December 31, 2025 and determined that the decrease in fair value is attributable to changes in interest rates and not credit quality. Therefore, there were no allowances for credit losses.
Accrued interest receivable on available-for-sale securities was $9.0 million and $7.8 million at March 31, 2026 and December 31, 2025, respectively.
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
Financial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$73,300	$—	$—	$73,300
U.S. government obligations	—	19,984	—	19,984
Total cash equivalents	73,300	19,984	—	93,284
Investment securities:
U.S. government obligations	—	562,080	—	562,080
Agency obligations	—	64,296	—	64,296
Corporate debt securities	—	550,589	—	550,589
Total investment securities	—	1,176,965	—	1,176,965
Other non-current assets:
Deferred compensation plan (1)	4,897	—	—	4,897
Total assets measured at fair value	$78,197	$1,196,949	$—	$1,275,146

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,731	$—	$—	$70,731
Total cash equivalents	70,731	—	—	70,731
Investment securities:
U.S. government obligations	370,512	—	—	370,512
Agency obligations	—	43,969	—	43,969
Corporate debt securities	—	511,872	—	511,872
Total investment securities	370,512	555,841	—	926,353
Other non-current assets:
Deferred compensation plan (1)	3,249	—	—	3,249
Total assets measured at fair value	$444,492	$555,841	$—	$1,000,333
(1)Consists of mutual fund investments held in the Rabbi Trust related to our non-qualified deferred compensation plan.
4. Balance Sheet Details
Inventory
Inventory consisted of the following:

	March 31, 2026	December 31, 2025
Work-in-process	$3,035	$2,004
Finished goods	29	18
	$3,064	$2,022
Inventory balances include the capitalization of PALSONIFY manufacturing costs following the regulatory approval in September 2025. PALSONIFY inventory produced prior to approval was expensed as research and development. We did not hold any raw materials inventory as of March 31, 2026 or December 31, 2025.
There were no write-downs of inventory during the three months ended March 31, 2026 and 2025.
Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid clinical costs	$21,439	$19,547
Interest receivable	8,957	7,758
Deferred compensation plan	4,897	3,249
Prepaid research and development costs	2,626	2,901
Loyal preferred stock (see Note 7)	2,000	2,000
Prepaid subscriptions	838	1,255
Other	6,426	3,456
Total prepaid expenses and other assets	47,183	40,166
Less prepaid expenses and other current assets	(22,361)	(17,839)
Prepaid expenses and other assets, net of current portion	$24,822	$22,327

Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$10,127	$10,003
Lab equipment	10,165	9,960
Office equipment	2,204	2,225
Computers and software	89	60
Property and equipment at cost	22,585	22,248
Less accumulated depreciation and amortization	(9,088)	(7,952)
Total	$13,497	$14,296
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$12,879	$22,611
Accrued clinical trial costs	10,084	7,369
Accrued outside services and professional fees	5,739	4,430
Accrued research and development costs	5,673	4,506
Other accrued expenses	3,112	2,854
Total	$37,487	$41,770
5. Operating Leases
The Company entered into the 2022 Lease in April 2022. The 2022 Lease is a non-cancellable operating lease and expires in April 2035.
Under the terms of the 2022 Lease, we provided the lessor with an irrevocable letter of credit in the amount of $0.8 million, which is included as restricted cash in the accompanying condensed consolidated balance sheets. The lessor is entitled to draw on the letter of credit in the event of any default by us under the terms of the 2022 Lease.
As of March 31, 2026, our future minimum payments under the 2022 Lease were as follows:

Year ending December 31,	Minimum Payments
2026 (nine months)	$5,100
2027	6,999
2028	7,209
2029	7,425
2030	7,648
Thereafter	35,903
Total future minimum lease payments	70,284
Less imputed interest	(22,429)
Total operating lease liabilities	47,855
Less operating lease liabilities, current	(6,536)
Operating lease liabilities, non-current	$41,319
Operating lease cost was $1.9 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. Short-term lease expenses for the three months ended March 31, 2026 and 2025 were not significant.
Remaining lease terms and discount rates for our operating lease are as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease term (years)	9.1	9.3
Weighted-average discount rate	8.6%	8.6%

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2026	2025
Operating cash flow used for operating leases	$1,694	$1,972
6. Commitments and Contingencies
Litigation
From time to time, we may be subject to various claims and suits arising in the ordinary course of business. We do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.
7. Revenue Recognition
Product Revenue
Following the regulatory approval in September 2025, we launched PALSONIFY and began recognizing product revenue in the U.S. from the sales to specialty distributors and specialty pharmacies.
The following table summarizes customers that represented 10% or greater of our consolidated gross product revenue:

Three months ended March 31, 2026
Customer A	58%
Customer B	42%
Collaboration and License Revenue
Sanwa Kagaku Kenkyusho Co., Ltd
In February 2022, we entered into the SKK License, pursuant to which we granted SKK an exclusive license to develop and commercialize paltusotine in Japan. Under the SKK License, SKK is responsible for clinical development and regulatory activities in Japan, and we retain all rights outside Japan. We also granted SKK the right to purchase supply of paltusotine for clinical and commercial requirements at cost plus a pre-negotiated percentage which was a market rate and therefore not a material right.
Pursuant to the SKK License, we received a $13.0 million nonrefundable upfront payment and would be eligible to receive up to $25.5 million in development, regulatory, and commercial milestone payments, as well as sales-based royalties upon market approval in Japan. In 2024, we updated the estimated transaction price to $14.0 million following the achievement of a development milestone. In April 2026, we achieved $1.5 million of development milestones related to SKK's NDA submission in Japan for paltusotine for the treatment of acromegaly.
Our performance obligations under the SKK License comprised the license and data exchange. Control of the license transferred to SKK at contract inception and we do not have an ongoing performance obligation to support or maintain the licensed intellectual property. Revenue allocated to the data exchange obligation is recognized over time using the cost-to-cost measure as this method represents a faithful depiction of progress toward certain ongoing paltusotine studies and related data transfer. Revenue is recognized on a gross basis as we are the principal. Deferred revenues represent the data exchange obligation and are expected to be recognized over the duration of certain paltusotine studies conducted by us.
As of March 31, 2026, no sales-based milestones or royalties have been recognized as there have been no sales of paltusotine in Japan to date, and remaining milestone payments are constrained.

Deferred revenue consisted of the following:

	Three months ended March 31,
	2026	2025
Balance at beginning of period	$5,045	$6,880
Deferred revenue additions, excluding amounts recognized as revenue during the period	—	—
Revenue recognized	(428)	(361)
Balance at end of period	4,617	6,519
Less deferred revenue, current	(1,271)	(2,206)
Deferred revenue, non-current	$3,346	$4,313
Cellular Longevity, Inc., doing business as Loyal
On March 24, 2023, we granted Loyal an exclusive license to develop and commercialize CRN01941, a somatostatin receptor type 2 agonist, for veterinary use. In return, we received a $0.1 million upfront payment and Loyal preferred stock valued at $2.0 million. We may also earn single-digit sales-based royalties if the product is approved.
8. Stockholders’ Equity
Stock Offering
On January 8, 2026, we completed an underwritten public offering of 8,763,000 shares of our common stock at a price to the public of $45.95 per share, which included 1,143,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $380 million, after underwriting discounts and commissions and other offering costs.
ATM Offering
Pursuant to the 2024 Sales Agreement, we may, from time to time, sell up to $350.0 million shares of our common stock through the Sales Agents.
During the three months ended March 31, 2026 and 2025, and as of the date of this Report, no shares of common stock have been issued pursuant to the 2024 Sales Agreement.
9. Equity Incentive Plans
2021 Inducement Plan
As of March 31, 2026, 2,026,223 shares of common stock were available for future issuance under the 2021 Inducement Plan.
2018 Plan
As of March 31, 2026, 7,411,539 shares of common stock were available for future issuance under our 2018 Plan.
The 2018 Plan contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by us. Under this evergreen provision, on January 1, 2026, an additional 4,778,774 shares became available for future issuance under the 2018 Plan.
ESPP
As of March 31, 2026, 2,773,650 shares of common stock were available for issuance under our ESPP.
The ESPP contains a provision that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2028, in an amount equal to the lesser of: (i) 1% of the aggregate number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year, or (ii) such lesser amount determined by us. We elected to not increase the number of shares available for issuance under the ESPP on January 1, 2026.

Stock Awards
Stock Options
Our stock option activity during the three months ended March 31, 2026 was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2025	13,631,074	$29.54
Granted	1,806,077	$43.94
Exercised	(395,824)	$25.12
Forfeited and expired	(109,951)	$41.42
Balance at March 31, 2026	14,931,376	$31.31	7.2	$121,559
Exercisable at March 31, 2026	8,099,741	$25.87	6.1	$99,100
RSUs
Our RSU activity during the three months ended March 31, 2026, was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	2,321,732	$35.23
Granted	1,159,787	$43.95
Vested	(579,806)	$33.75
Forfeited	(37,490)	$36.44
Balance at March 31, 2026	2,864,223	$39.04
Stock-Based Compensation Expense
Stock-based compensation expense for all equity awards is reported in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three months ended March 31,
	2026	2025
Research and development	$19,328	$11,819
Selling, general and administrative	10,352	8,659
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	29,680	20,478
Capitalized stock-based compensation expense	134	—
Total stock-based compensation expense	$29,814	$20,478
A summary of our total unrecognized stock-based compensation expense, as of March 31, 2026, is as follows:

	Unrecognized Stock-Based Compensation Expense	Average Remaining Vesting Period (in years)
Stock option awards	$150,689	2.6
RSU awards	$102,125	3.1
ESPP	$5,555	1.2
10. Investment In Radionetics
In October 2021, we entered into the Radionetics License with Radionetics, whereby we licensed our radiotherapeutics technology to Radionetics in exchange for 50,500,000 shares of Radionetics' common stock, equivalent to a 64% initial stake, and the Radionetics Warrant, which was exercisable for a number of shares of Radionetics common stock that would allow us to maintain up to 22% equity in Radionetics on a fully diluted basis.
In August 2023, we participated in a refinancing transaction, exercising the Radionetics Warrant to purchase 3,407,285 shares of Radionetics common stock, exchanging 32,344,371 shares of Radionetics common stock for Radionetics preferred stock, and investing $5.0 million for an additional 14,404,656 shares of Radionetics preferred stock. The Radionetics License was also amended to include up to $15.0 million in new sales milestones.
In June 2024, the Radionetics License was amended to reduce development targets and revert certain rights to us. Under the amended Radionetics License, we are eligible to receive potential sales milestones in excess of $300.0 million and single-digit royalties on net sales. In July 2024, Radionetics formed a strategic partnership with Lilly, receiving a $140.0 million upfront payment and granting Lilly the exclusive right to acquire Radionetics for $1.0 billion.
Although Radionetics is a VIE, we determined we are not the primary beneficiary and do not consolidate Radionetics’ results due to lack of control over key decisions, which rests with Radionetics’ independent board and management. We account for our investment in Radionetics under the equity method.
As of March 31, 2026, we held a 25% ownership in Radionetics consisting of common and preferred stock. The investment asset was previously written down to zero in the first quarter of 2024 with no gains or losses recorded thereafter.
R. Scott Struthers, Ph.D., our President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers receives consideration in the form of both equity and a $50 thousand annual retainer for his service as a board member of Radionetics. As of March 31, 2026, Dr. Struthers has an approximately 1.3% ownership stake in Radionetics, consisting of common stock.
11. Segment Reporting
We operate in a single reportable segment. The CODM, our President and Chief Executive Officer, assesses performance based on condensed consolidated net loss as reported on the condensed consolidated statement of operations and comprehensive loss, supplemented by certain additional significant expense details reflected in the table below. There have been no changes in the determination of segments or the measurements used to determine reported segment loss or segment total assets discussed in our FY 2025 Form 10-K.
Segment revenue and significant segment expenses regularly reported to the CODM are included within the table below and are reconciled to condensed consolidated net loss:

	Three months ended March 31,
	2026	2025
Revenue:
Product revenue, net	$10,306	$—
Collaboration and license revenue	428	361
Total revenue	10,734	361
Less:
Cost of product revenue	(200)	—
Research and development
Paltusotine	(11,869)	(17,251)
Atumelnant	(20,267)	(7,749)
Other research and development programs	(9,667)	(7,058)
Research and development personnel expenses	(30,649)	(25,627)
Research and development stock-based compensation	(19,328)	(11,819)
Other research and development (1)	(8,301)	(6,736)
Total research and development expenses	(100,081)	(76,240)
Selling, general and administrative
Other selling, general and administrative expenses (2)	(20,442)	(14,774)
Selling, general and administrative personnel expenses	(20,037)	(12,093)
Selling, general and administrative stock-based compensation	(10,352)	(8,659)
Total selling, general and administrative expenses	(50,831)	(35,526)
Total other income, net	12,533	14,631
Segment and consolidated net loss	$(127,845)	$(96,774)
(1)Other research and development is comprised of non-personnel related research and development indirect costs incurred for the benefit of multiple research and development programs, including depreciation, and other facility-based expenses, such as rent expense.
(2)Other selling, general and administrative expenses is comprised of non-personnel related indirect costs incurred for the benefit of multiple administrative functions, including sales and marketing expenses, facility-related costs, legal and professional fees, insurance costs and costs to operate a public company.

During the second quarter of 2025, the company updated the presentation of certain segment expenses. The information for the period ended March 31, 2025 presented in the footnote has been updated to conform.
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
Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows:

	Three months ended March 31,
	2026	2025
Stock options	14,931,376	15,286,495
Unvested RSUs	2,864,223	1,978,566
Estimated shares of common stock expected to be purchased under the ESPP	655,569	163,869
Stock held in trust under deferred compensation plan	27,943	—
Total	18,479,111	17,428,930

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report and with our audited financial statements and notes thereto included in our FY 2025 Form 10-K . Unless otherwise indicated, all dollar amounts are presented in thousands, with the exception of per share amounts.
Forward Looking Statements
The following discussion and other parts of this Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy, commercialization efforts, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” "should," “expect,” "plan," “anticipate,” “intend,” “target,” “goal,” “aspire,” “project,” “lead to,” “contemplates,” “believes,” “estimates,” “predicts,” “forecast,” “potential,”or “continue,” and similar expressions or variations. In particular, forward-looking statements in this Report relate to, among other things: our ability to successfully commercialize PALSONIFY for the treatment of acromegaly; expected insurance coverage for PALSONIFY; our expectations regarding the timing, duration and costs of advancing our pipeline and conducting ongoing and planned clinical and preclinical studies, including future product launches and geographic expansion; anticipated future results and expenses; our expectations regarding our ability to raise additional capital as needed, and our ability to achieve or maintain profitability; and our expectations regarding the impact of general economic, industry and market conditions globally that may affect us. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section contained in our FY 2025 10-K . The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
We are a pharmaceutical company committed to transforming the treatment of endocrine diseases and endocrine-related tumors through science rooted in patient needs. We are focused on discovering, developing, and commercializing novel therapies, with a core expertise in targeting GPCRs with small molecules that have specifically tailored pharmacology and properties.
Recent Developments
PALSONIFY
•Key metrics for the first quarter 2026 reflect broad and deep uptake from patients and healthcare providers as well as favorable feedback from payers.
•Received 232 Enrollment Forms during the first quarter of 2026. Breadth and depth of PALSONIFY prescribers continued to grow, with 263 unique HCPs having prescribed PALSONIFY within the first two quarters of launch. Approximately 70% of patients treated with PALSONIFY at the end of the first quarter of 2026 were on reimbursed therapy, as payers have increasingly provided coverage.
Paltusotine
•In February 2026, the CHMP of the EMA adopted a positive opinion and in April 2026, the EC approved PALSONIFY for the medical treatment of adults with acromegaly.
•In March 2026, we submitted a MAA to Brazil’s ANVISA for PALSONIFY for the treatment of acromegaly in adults.

•Paltusotine is also in development for acromegaly in Japan through our licensing agreement with SKK. In April 2026, SKK submitted an NDA in Japan for paltusotine for the treatment of acromegaly.
Atumelnant
•In January 2026, we provided an update, including data on the fourth cohort of the Phase 2 TouCAHn study and data from the separate OLE study. Participants in all four cohorts were eligible to enroll in the OLE.
•In January 2026, the first participant in the BALANCE-CAH study was dosed.
•In February 2026, we announced the design of our operationally seamless Phase 2/3 EQUILIBRIUM study of atumelnant in ADCS. The first participant in the EQUILIBRIUM study is expected to be randomized in the second quarter of 2026.
Financial operations overview
During the three months ended March 31, 2026, our financial results continued to reflect the commercialization of PALSONIFY following the FDA approval in September 2025 and the launch of PALSONIFY in the fourth quarter of 2025. As a result, our results of operations for the three months ended March 31, 2026 include product revenue, alongside collaboration and license revenue that historically represented our primary sources of revenue.
Following the PALSONIFY launch in late 2025, we continued to incur cost of product revenue and invested in commercial infrastructure to support ongoing commercial operations. These changes resulted in increased operating expenses, including commercialization-related selling, general and administrative expenses, while we also maintained investments in manufacturing readiness and supply chain activities.
Research and development expenses increased as we progressed clinical development programs and supported earlier-stage research initiatives to advance our pipeline of product candidates.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates compared to those disclosed in Item 7 in our FY 2025 Form 10-K.
Results of Operations
Beginning in the first quarter of 2026, we compare our results of operations for the current quarter to the immediately preceding fiscal quarter and the same period from the previous fiscal year, rather than only the same period from the previous fiscal year. We believe this presentation provides investors with a more meaningful analysis of changes in our results of operations over time following our transition from a clinical-stage company to a commercial company in late 2025, which impacted the comparability of quarter-to-quarter results.

Comparison of the three months ended March 31, 2026, December 31, 2025, and March 31, 2025
The following table summarizes our results of operations for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025:

	Three months ended			$ Change
	March 31, 2026	December 31, 2025	March 31, 2025	Sequential	Year-over-year
Revenue:
Product revenue, net	$10,306	$5,420	$—	$4,886	N/M
Collaboration and license revenue	428	741	361	(313)	67
Total revenue	10,734	6,161	361	4,573	10,373
Operating expenses:
Cost of product revenue	200	1,076	—	(876)	N/M
Research and development	100,081	85,053	76,240	15,028	23,841
Selling, general and administrative	50,831	53,698	35,526	(2,867)	15,305
Total operating expenses	151,112	139,827	111,766	11,285	39,346
Loss from operations	(140,378)	(133,666)	(111,405)	(6,712)	(28,973)
Other income, net	12,533	11,031	14,631	1,502	(2,098)
Loss before income taxes	(127,845)	(122,635)	(96,774)	(5,210)	(31,071)
Income tax expense	—	180	—	N/M	N/M
Net loss	$(127,845)	$(122,815)	$(96,774)	$(5,030)	$(31,071)
N/M - changes not meaningful
Revenue
We have been recognizing net product sales in the U.S. since the commercial launch of PALSONIFY in October 2025. PALSONIFY is a newly launched product and current results may not be indicative of future results. Collaboration and license revenue is attributable to the timing of the revenue recognition for the data exchange performance obligation under the SKK License.
The increase in revenue during the three months ended March 31, 2026 as compared to the sequential period primarily relates to PALSONIFY net product revenue which increased in volume due to continued gains on patient activations. The increase as compared to the prior year-to-date period relates to PALSONIFY net product revenue.
Cost of product revenue
The following table summarizes our cost of product revenue for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025:

	Three months ended			$ Change
	March 31, 2026	December 31, 2025	March 31, 2025	Sequential	Year-over-year
Commercial manufacturing readiness and supplier qualification costs	$—	$826	$—	$(826)	N/M
Packaging, distribution, and other fulfillment costs	200	250	—	(50)	N/M
Total cost of product revenue	$200	$1,076	$—	$(876)	N/M
N/M - changes not meaningful
Product revenue during the three months ended March 31, 2026 was derived from zero-cost inventory containing inventory manufactured prior to regulatory approval of PALSONIFY which had a zero cost basis as the related manufacturing costs were previously expensed as research and development in accordance with U.S. GAAP. As a result, cost of product revenue during this early commercialization period is not directly correlated with product revenue and does not reflect our expected cost structure for future periods.
For the three months ended March 31, 2026, the cost of product revenue would have increased by less than $0.1 million if we included zero-cost inventory.

The decrease for the three months ended March 31, 2026 as compared to the sequential period is due to the initial launch distribution charges and commercial supplier qualification costs in the fourth quarter of 2025. No amounts were incurred in the prior year-to-date period as PALSONIFY was commercialized in the fourth quarter of 2025.
Research and development expenses
Research and development expenses consist of costs incurred to support our research and the discovery, preclinical development and clinical development of PALSONIFY and our product candidates. These expenses include personnel-related costs for employees engaged in research and development activities, external costs incurred under agreements with CROs, investigative sites and consultants, costs to manufacture drug supply for preclinical studies and clinical trials, regulatory compliance costs, laboratory supplies, outside services, and allocated facility and overhead expenses.
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

The following table summarizes our primary external and internal research and development expenses for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025:

	Three months ended			$ Change
	March 31, 2026	December 31, 2025	March 31, 2025	Sequential	Year-over-year
External research and development expenses:
Clinical trials	$20,791	$20,602	$11,501	$189	$9,290
Clinical supply manufacturing	9,519	7,240	8,752	2,279	767
Preclinical studies	2,415	3,144	2,592	(729)	(177)
Outside services	11,789	10,003	11,163	1,786	626
Other external research and development	7	17	15	(10)	(8)
Total external research and development expenses	44,521	41,006	34,023	3,515	10,498
Internal expenses:
Personnel expenses	30,649	25,850	25,627	4,799	5,022
Stock-based compensation	19,328	12,423	11,819	6,905	7,509
Depreciation and amortization	473	420	237	53	236
Facilities and related	2,512	2,259	2,773	253	(261)
Other internal research and development	2,598	3,095	1,761	(497)	837
Total internal research and development expenses	55,560	44,047	42,217	11,513	13,343
Total research and development expenses	$100,081	$85,053	$76,240	$15,028	$23,841
The following table summarizes our research and development expenses by program for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025:

	Three months ended			$ Change
	March 31, 2026	December 31, 2025	March 31, 2025	Sequential	Year-over-year
Paltusotine	$11,869	$17,785	$17,251	$(5,916)	$(5,382)
Atumelnant	20,267	14,149	7,749	6,118	12,518
Other research and development programs	9,667	7,394	7,058	2,273	2,609
Personnel expenses	30,649	25,850	25,627	4,799	5,022
Stock-based compensation	19,328	12,423	11,819	6,905	7,509
Depreciation and amortization	473	420	237	53	236
Other	7,828	7,032	6,499	796	1,329
Total research and development expenses	$100,081	$85,053	$76,240	$15,028	$23,841
The increase in research and development expenses for the three months ended March 31, 2026 compared to the sequential and year-over-year periods was primarily driven by higher clinical supply manufacturing and external services costs associated with atumelnant and increased investment across other research and development programs. These increases were partially offset by a reduction in paltusotine-related research and development expenses following the commercialization of PALSONIFY in the fourth quarter of 2025. Research and development personnel and stock‑based compensation expenses also increased to support ongoing programs and due to a stock‑based compensation modification related to an executive’s departure.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include personnel‑related costs, including stock‑based compensation, across commercial and administrative functions, as well as sales and marketing expenses, facility and information technology costs, legal fees related to intellectual property, professional fees, insurance, business development activities, and costs associated with operating as a public company.
We expect these selling, general and administrative expenses, excluding commercial launch expenses, to increase as we continue commercialization efforts, expand our infrastructure, and support potential future product launches and geographic expansion.

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025:

	Three months ended			$ Change
	March 31, 2026	December 31, 2025	March 31, 2025	Sequential	Year-over-year
Selling, general and administrative (excluding personnel expenses, stock-based compensation, depreciation and amortization)	$19,755	$25,686	$14,086	$(5,931)	$5,669
Personnel expenses	20,037	18,141	12,093	1,896	7,944
Stock-based compensation	10,352	9,297	8,659	1,055	1,693
Depreciation and amortization	687	574	688	113	(1)
Total selling, general and administrative expenses	$50,831	$53,698	$35,526	$(2,867)	$15,305
The decrease in selling, general and administrative expenses during the three months ended March 31, 2026 as compared to the sequential period was primarily due to the initial commercial launch expenses to support the commercialization of PALSONIFY in the fourth quarter of 2025. The increase in selling, general and administrative expenses during the three months ended March 31, 2026 as compared to the prior year period was primarily due to the increase in personnel expenses, including stock-based compensation, and professional services to support our growth, following the commercial launch of PALSONIFY in the fourth quarter of 2025.
Other income, net
Other income, net was $12.5 million, $11.0 million, and $14.6 million for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The changes in other income, net were primarily driven by higher yields in the current quarter compared to the sequential period and lower yields in the current quarter compared to the prior-year period, as well as fluctuations in invested balances from period to period.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$114,341	$101,536	$12,805	13%
Investment securities	1,176,965	926,353	250,612	27%
Cash, cash equivalents and investment securities	$1,291,306	$1,027,889	$263,417	26%

Working capital	$1,251,328	$963,270	$288,058	30%
Accumulated deficit	$(1,545,272)	$(1,417,427)	$(127,845)	9%
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
•the costs and timing of establishing or securing sales and marketing capabilities if any additional product candidates are approved;
•our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payers and adequate market share and revenue for any approved products;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•costs associated with any products or technologies that we may in-license or acquire;
•the funding of any co-development arrangements we enter into; and
•general economic, industry and market conditions or other events or factors, many of which are beyond our control, such as the impact of any natural disasters, including related to climate change, or public health emergencies, and the impacts of inflation, interest rates, actual or anticipated bank failures, actual or anticipated government tariffs, and international military or geopolitical conflicts, including between Russia and Ukraine and in the Middle East.
Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through our capital resources, equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, our ability to access financing on the terms we anticipate, or at all, may be impacted by volatility in global credit and financial markets, including as a result of inflation, rising interest rates, fluctuation in the value of the U.S. dollar and the effects, if any, of evolving international trade policies, disruptions of the global supply chain and energy markets as a result of geopolitical conflicts, and government actions relating to tariffs. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
Stock Offering
On January 8, 2026, we completed an underwritten public offering of 8,763,000 shares of our common stock at a price to the public of $45.95 per share, which included 1,143,000 shares of common stock issued pursuant to the underwriters' option to purchase additional shares. Net proceeds from the offering were approximately $380.0 million, after underwriting discounts and commissions and other offering costs.
ATM Offering
Pursuant to the 2024 Sales Agreement, we may, from time to time, sell up to $350.0 million shares of our common stock through the Sales Agents.

During the three months ended March 31, 2026 and 2025, and as of the date of this Report, no shares of common stock have been issued pursuant to the 2024 Sales Agreement.
Cash Flows
We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2026, we had unrestricted cash, cash equivalents and investment securities of $1.3 billion and an accumulated deficit of $1.5 billion.
The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		$ Change	% Change
	2026	2025
Net cash used in operating activities	$(124,703)	$(88,452)	$(36,251)	41%
Net cash used in investing activities	(252,359)	(85,961)	(166,398)	194%
Net cash provided by financing activities	389,875	4,437	385,438	8,687%
Net change in cash, cash equivalents and restricted cash	$12,813	$(169,976)	$182,789	(108)%
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
The increase in cash used in operating activities was primarily due to expenditures related to supporting our commercial growth and the advancement of our clinical programs offset by cash receipts from net product sales.
Cash Flows from Investing Activities
Cash flows from investing activities are driven by fluctuations in the timing of purchases and maturities of investments and, to a lesser extent, purchases of property and equipment. The increase in cash used in investing activities is primarily due to differences in the mix and timing of investment purchases and maturities.
Cash Flows from Financing Activities
Cash flows from financing activities consist of net proceeds from the sale of common stock, exercises of stock options, and shares issued under the ESPP. The increase in cash provided by financing activities is due to the net proceeds received from the sale of common stock in January 2026 and a net increase in proceeds from stock option exercises.
Common Stock and Common Stock Equivalents
As of April 23, 2026, outstanding shares of common stock were 105.4 million, outstanding stock options were 14.6 million, unvested restricted stock units were 2.8 million, and shares expected to be purchased under the ESPP were 0.7 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2025.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
We do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our FY 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, the following members of our Board of Directors and/or officers adopted, modified, terminated a trading arrangement that is intended to satisfy the affirmative defense condition of Rule 10b5-1(c).

Name	Title of Director or Officer	Action	Date of Action	Duration of Plan	Total Shares of Common Stock to be Sold
Stephen Betz	Chief Scientific Officer	Adoption of 10b5-1 plan	2/19/2026	2/19/26 - 5/15/2027	Up to 126,619

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	12/12/2023
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
*The certification attached as Exhibit 32.1 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Crinetics under the U.S. Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crinetics Pharmaceuticals, Inc.

Date: May 7, 2026	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: May 7, 2026	By:	/s/ Tobin Schilke
Tobin Schilke
Chief Financial Officer
(Principal financial and accounting officer)