Form 10-Q
period 2026-06-30
Crinetics Pharmaceuticals, Inc.
filed 2026-08-03
CIK 1658247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 22, 2026, the registrant had 106,065,229 shares of common stock ($0.001 per share par value) outstanding.

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
“CHMP” means the Committee for Medicinal Products for Human Use.
“Company Shareholder Approval” means the adoption of the Merger Agreement by holders of at least a majority of the outstanding shares of our common stock entitled to vote thereon.
“CODM” means chief operating decision maker.
“CROs” means contract research organizations.
“EC” means the European Commission.
“Effective Time” means the effective time of the Merger.
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
“HCP” means healthcare professionals.
“HSR Act” means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder.
“Lilly” means Eli Lilly and Company.
“Loyal” means Cellular Longevity Inc., doing business as Loyal.
“MAA” means Marketing Authorization Application.
“Merger” means the merger of Merger Sub with and into the Company pursuant to the Merger Agreement, with the Company surviving as a wholly owned subsidiary of Vertex.
i

“Merger Agreement” means the Agreement and Plan of Merger, dated as of July 6, 2026, by and among the Company, Vertex and Merger Sub.
“Merger Consideration” means $85.00 per share in cash, without interest and subject to applicable withholding taxes.
“Merger Sub” means Clark Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Vertex.
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
“Transactions” means the Merger and the other transactions contemplated by the Merger Agreement.
“U.S.” means United States.
“U.S. GAAP” means U.S. Generally Accepted Accounting Principles.
“Vertex” means Vertex Pharmaceuticals Incorporated, a Massachusetts corporation.
“VIE” means variable interest entity.

ii

CRINETICS PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,498	$101,536
Investment securities, amortized cost of $1,153,283 at June 30, 2026 and $924,317 at December 31, 2025	1,150,275	926,353
Trade accounts receivable, net	11,957	592
Inventory	3,488	2,022
Prepaid expenses and other current assets	23,144	17,839
Total current assets	1,244,362	1,048,342
Property and equipment, net	13,073	14,296
Operating lease right-of-use assets	39,107	40,492
Restricted cash, net of current portion	800	800
Prepaid expenses and other assets, net of current portion	24,541	22,327
TOTAL ASSETS	$1,321,883	$1,126,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$42,439	$41,770
Accrued compensation and related expenses	29,222	35,578
Deferred revenue	1,669	1,235
Operating lease liabilities	6,585	6,489
Total current liabilities	79,915	85,072
Operating lease liabilities, non-current	40,606	42,052
Deferred revenue, non-current	3,465	3,810
Other liabilities	5,935	3,240
TOTAL LIABILITIES	129,921	134,174
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par; 10,000 shares authorized; no shares issued or outstanding at June 30, 2026 or December 31, 2025	—	—
Common stock and paid-in capital, $0.001 par; 200,000 shares authorized; 105,808 shares issued and outstanding at June 30, 2026; 95,575 shares issued and outstanding at December 31, 2025	2,862,360	2,407,757
Accumulated other comprehensive (loss) income	(3,008)	1,865
Accumulated deficit	(1,666,127)	(1,417,427)
Stock held in trust	(1,263)	(112)
TOTAL STOCKHOLDERS’ EQUITY	1,191,962	992,083
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,321,883	$1,126,257
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$24,038	$—	$34,344	$—
Collaboration and license revenue	1,080	1,031	1,508	1,392
Total revenue	25,118	1,031	35,852	1,392
Operating expenses:
Cost of product revenue	154	—	354	—
Research and development	99,850	80,301	199,931	156,541
Selling, general and administrative	57,573	49,842	108,404	85,368
Total operating expenses	157,577	130,143	308,689	241,909
Loss from operations	(132,459)	(129,112)	(272,837)	(240,517)
Other income (expense):
Interest income	12,027	13,455	24,691	28,289
Other (expense) income, net	(423)	20	(554)	(183)
Total other income, net	11,604	13,475	24,137	28,106
Net loss	(120,855)	(115,637)	(248,700)	(212,411)
Net loss per share:
Net loss per share — basic and diluted	$(1.14)	$(1.23)	$(2.37)	$(2.27)
Weighted average shares — basic and diluted	105,560	93,791	104,834	93,448
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$(1,899)	$(347)	$(5,046)	$686
Unrealized gain (loss) on foreign currency	145	(34)	173	(28)
Total other comprehensive income (loss)	(1,754)	(381)	(4,873)	658
Comprehensive loss	$(122,609)	$(116,018)	$(253,573)	$(211,753)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock and Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Stock Held in Trust	Total Stockholders’ Equity
Balance at April 1, 2026	105,314	$2,828,204	$(1,254)	$(1,545,272)	$(1,032)	$1,280,646
Exercise of stock options	233	4,697	—	—	—	4,697
Stock issued under ESPP	159	4,281	—	—	—	4,281
Issuance of common stock upon vesting of RSUs	102	—	—	—	—	—
Stock-based compensation	—	24,947	—	—	—	24,947
Stock held in trust under deferred compensation plan	—	231	—	—	(231)	—
Other comprehensive loss	—	—	(1,754)	—	—	(1,754)
Net loss	—	—	—	(120,855)	—	(120,855)
Balance at June 30, 2026	105,808	$2,862,360	$(3,008)	$(1,666,127)	$(1,263)	$1,191,962

Balance at January 1, 2026	95,575	$2,407,757	$1,865	$(1,417,427)	$(112)	$992,083
Exercise of stock options	629	14,639	—	—	—	14,639
Issuance of common stock, net of transaction costs	8,763	379,771	—	—	—	379,771
Stock issued under ESPP	159	4,281	—	—	—	4,281
Issuance of common stock upon vesting of RSUs	682	—	—	—	—	—
Stock-based compensation	—	54,761	—	—	—	54,761
Stock held in trust under deferred compensation plan	—	1,151	—	—	(1,151)	—
Other comprehensive loss	—	—	(4,873)	—	—	(4,873)
Net loss	—	—	—	(248,700)	—	(248,700)
Balance at June 30, 2026	105,808	$2,862,360	$(3,008)	$(1,666,127)	$(1,263)	$1,191,962

Balance on April 1, 2025	93,525	$2,300,882	$2,002	$(1,048,884)	$—	$1,254,000
Exercise of stock options	463	4,529	—	—	—	4,529
Stock issued under ESPP	115	2,880	—	—	—	2,880
Issuance of common stock upon vesting of RSUs	23	—	—	—	—	—
Stock-based compensation	—	26,124	—	—	—	26,124
Stock held in trust under deferred compensation plan		112	—	—	(112)	—
Other		11	—	—	—	11
Other comprehensive income	—	—	(381)	—	—	(381)
Net loss	—	—	—	(115,637)	—	(115,637)
Balance at June 30, 2025	94,126	$2,334,538	$1,621	$(1,164,521)	$(112)	$1,171,526

Balance on January 1, 2025	92,926	$2,275,952	$963	$(952,110)	$—	$1,324,805
Exercise of stock options	678	8,981	—	—	—	8,981
Stock issued under ESPP	115	2,880	—	—	—	2,880
Issuance of common stock upon vesting of RSUs	407	—	—	—	—	—
Stock-based compensation	—	46,602	—	—	—	46,602
Stock held in trust under deferred compensation plan	—	112	—	—	(112)	—
Other	—	11	—	—	—	11
Other comprehensive income	—	—	658	—	—	658
Net loss	—	—	—	(212,411)	—	(212,411)
Balance at June 30, 2025	94,126	$2,334,538	$1,621	$(1,164,521)	$(112)	$1,171,526
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crinetics Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(248,700)	$(212,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	54,561	46,602
Depreciation and amortization	2,233	1,884
Noncash lease expense	1,386	1,605
Accretion of purchase discounts and amortization of premiums on investment securities, net	(4,243)	(9,090)
Loss on disposal of property and equipment	20	42
Changes in operating assets and liabilities:
Trade accounts receivable	(11,365)	—
Inventory	(1,267)	—
Prepaid expenses and other assets	(7,487)	(11,325)
Accounts payable and accrued expenses, compensation and related expenses, and other liabilities	(2,772)	11,160
Deferred revenue	88	(984)
Operating lease liabilities	(1,350)	(1,786)
Net cash used in operating activities	(218,896)	(174,303)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities	(709,639)	(574,081)
Proceeds from sales and maturities of investment securities	484,914	530,514
Purchases of property and equipment	(1,341)	(4,441)
Net cash used in investing activities	(226,066)	(48,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of commissions	380,514	—
Offering costs related to issuance of common stock	(578)	—
Proceeds from exercise of stock options and shares issued under ESPP	18,864	11,492
Net cash provided by financing activities	398,800	11,492
Net change in cash, cash equivalents and restricted cash	(46,162)	(210,819)
Exchange rate changes in cash, cash equivalents and restricted cash	124	—
Cash, cash equivalents and restricted cash - beginning of period	102,336	265,845
Cash, cash equivalents and restricted cash - end of period	$56,298	$55,026
COMPONENTS OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$55,498	$53,726
Restricted cash	800	1,300
Cash, cash equivalents and restricted cash at end of period	$56,298	$55,026
NONCASH INVESTING AND FINANCING ACTIVITIES
Stock options exercised receivable	$56	$369
Amounts accrued for purchases of property and equipment	$358	$87
Amounts accrued for offering costs	$165	$—
Stock held in trust	$1,151	$112
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
Our first commercial product, PALSONIFY® (paltusotine), is the first once-daily, oral treatment approved by the FDA and EMA for the treatment of adults with acromegaly who had an inadequate response to surgery and/or for whom surgery is not an option. Paltusotine is also in clinical development for carcinoid syndrome associated with NETs. Our pipeline of programs includes late-stage investigational candidate atumelnant, which is currently in development for CAH and ADCS, and CRN09682, a nonpeptide drug conjugate candidate that is being developed to treat SST2 expressing NETs and other SST2 expressing solid tumors. Additional discovery programs are focused on a variety of endocrine targets such as thyroid stimulating hormone, parathyroid hormone, somatostatin receptor 3, and growth hormone, as well as GPCR-targeted oncology indications.
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
Liquidity
From inception, we have devoted substantially all of our efforts to drug discovery and development, conducting preclinical studies and clinical trials, building the infrastructure necessary for commercial operations, and launching PALSONIFY in the U.S. We have a limited operating history and the sales and income potential of our business and market are unproven. While we have received FDA and EMA approval for our lead product PALSONIFY, we may continue to incur substantial operating losses even as we generate revenue from PALSONIFY, and a successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure.
We have experienced net losses and negative cash flows from operating activities since our inception and have an accumulated deficit of $1.7 billion as of June 30, 2026. As of June 30, 2026, we had $1.2 billion in cash, cash equivalents and investment securities, which we believe is sufficient to fund our operating cash needs for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.
Our future long-term liquidity requirements will be substantial and depend on many factors, including our ability to effectively commercialize PALSONIFY and other product candidates. We expect to continue to incur net losses for the foreseeable future and may need to raise substantial additional capital to accomplish our business objectives. We plan to continue to fund our losses from operations and capital funding needs through a combination of existing capital resources, product sales, equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

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
2. Investment Securities
We report our available-for-sale investment securities at their estimated fair values. The following is a summary of our available-for-sale investment securities as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
U.S. government obligations	$576,177	$96	$(1,809)	$574,464	$369,652	$860	$—	$370,512
Agency obligations	65,499	—	(320)	65,179	43,997	1	(29)	43,969
Corporate debt securities	511,607	129	(1,104)	510,632	510,668	1,215	(11)	511,872
Total	$1,153,283	$225	$(3,233)	$1,150,275	$924,317	$2,076	$(40)	$926,353

As of June 30, 2026 and December 31, 2025, available-for-sale investment securities by contractual maturity were as follows:

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available-for-sale investment securities:
Due in one year or less	$752,172	$751,396	$712,675	$714,118
Due after one year through five years	401,111	398,879	211,642	212,235
Total	$1,153,283	$1,150,275	$924,317	$926,353
The following is a summary of the available-for-sale investment securities by length of time in a net loss position as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
	Less Than 12 Months		Less Than 12 Months
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. government obligations	$485,926	$(1,809)	$—	$—
Agency obligations	65,179	(320)	27,471	(29)
Corporate debt securities	342,214	(1,104)	38,596	(11)
Total	$893,319	$(3,233)	$66,067	$(40)
As of June 30, 2026 and December 31, 2025, all available-for-sale investment securities in a continuous unrealized loss position had been in a loss position for less than 12 months.
We reviewed our investment holdings as of June 30, 2026 and December 31, 2025 and determined that the decrease in fair value is attributable to changes in interest rates and not credit quality. Therefore, there were no allowances for credit losses.
Accrued interest receivable on available-for-sale securities was $9.6 million and $7.8 million at June 30, 2026 and December 31, 2025, respectively.
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
Financial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$49,289	$—	$—	$49,289
Total cash equivalents	49,289	—	—	49,289
Investment securities:
U.S. government obligations	—	574,464	—	574,464
Agency obligations	—	65,179	—	65,179
Corporate debt securities	—	510,632	—	510,632
Total investment securities	—	1,150,275	—	1,150,275
Other non-current assets:
Deferred compensation plan (1)	5,906	—	—	5,906
Total assets measured at fair value	$55,195	$1,150,275	$—	$1,205,470

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,731	$—	$—	$70,731
Total cash equivalents	70,731	—	—	70,731
Investment securities:
U.S. government obligations	370,512	—	—	370,512
Agency obligations	—	43,969	—	43,969
Corporate debt securities	—	511,872	—	511,872
Total investment securities	370,512	555,841	—	926,353
Other non-current assets:
Deferred compensation plan (1)	3,249	—	—	3,249
Total assets measured at fair value	$444,492	$555,841	$—	$1,000,333
(1)Consists of mutual fund investments held in the Rabbi Trust related to our non-qualified deferred compensation plan.
4. Balance Sheet Details
Inventory
Inventory consisted of the following:

	June 30, 2026	December 31, 2025
Work-in-process	$2,585	$2,004
Finished goods	903	18
	$3,488	$2,022
Inventory balances include the capitalization of PALSONIFY manufacturing costs following the regulatory approval in September 2025. PALSONIFY inventory produced prior to approval was expensed as research and development.
There were no write-downs of inventory during the three and six months ended June 30, 2026 and 2025.
Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid clinical costs	$19,849	$19,547
Interest receivable	9,566	7,758
Deferred compensation plan	5,906	3,249
Prepaid research and development costs	3,203	2,901
Prepaid subscriptions	2,447	1,255
Loyal preferred stock (see Note 7)	2,000	2,000
Other	4,714	3,456
Total prepaid expenses and other assets	47,685	40,166
Less prepaid expenses and other current assets	(23,144)	(17,839)
Prepaid expenses and other assets, net of current portion	$24,541	$22,327

Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$10,139	$10,003
Lab equipment	10,748	9,960
Office equipment	2,204	2,225
Computers and software	89	60
Property and equipment at cost	23,180	22,248
Less accumulated depreciation and amortization	(10,107)	(7,952)
Total	$13,073	$14,296
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$13,248	$22,611
Accrued clinical trial costs	10,213	7,369
Accrued outside services and professional fees	6,191	4,430
Accrued research and development costs	5,628	4,506
Accrued transaction-related costs (see Note 13)	2,281	—
Other accrued expenses	4,878	2,854
Total	$42,439	$41,770
5. Operating Leases
We entered into the 2022 Lease in April 2022. The 2022 Lease is a non-cancellable operating lease and expires in April 2035.
Under the terms of the 2022 Lease, we provided the lessor with an irrevocable letter of credit in the amount of $0.8 million, which is included as restricted cash in the accompanying condensed consolidated balance sheets. The lessor is entitled to draw on the letter of credit in the event of any default by us under the terms of the 2022 Lease.
As of June 30, 2026, our future minimum payments under the 2022 Lease were as follows:

Year ending December 31,	Minimum Payments
2026 (six months)	$3,406
2027	6,999
2028	7,209
2029	7,425
2030	7,648
Thereafter	35,903
Total future minimum lease payments	68,590
Less imputed interest	(21,399)
Total operating lease liabilities	47,191
Less operating lease liabilities, current	(6,585)
Operating lease liabilities, non-current	$40,606
Operating lease cost was $2.0 million and $3.9 million for the three and six months ended June 30, 2026, respectively. Operating lease cost was $2.2 million and $4.4 million for the three and six months ended June 30, 2025, respectively. Short-term lease expenses for the three and six months ended June 30, 2026 and 2025 were not significant.

Remaining lease terms and discount rates for our operating lease are as follows:

	As of June 30, 2026	As of December 31, 2025
Weighted-average remaining lease term (years)	8.8	9.3
Weighted-average discount rate	8.6%	8.6%
Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2026	2025
Operating cash flow used for operating leases	$3,389	$3,943
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
The following table summarizes customers that represented 10% or greater of our consolidated gross product revenue:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Customer A	54%	55%
Customer B	46%	45%
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
Pursuant to the SKK License, we received a $13.0 million nonrefundable upfront payment and would be eligible to receive up to $25.5 million in development, regulatory, and commercial milestone payments, as well as sales-based royalties upon market approval in Japan. In 2024, we updated the estimated transaction price to $14.0 million following the achievement of a development milestone. In April 2026, we achieved $1.5 million of development milestones related to SKK's NDA submission in Japan for paltusotine for the treatment of acromegaly. In the second quarter of 2026, we updated the estimated transaction price to $15.3 million.
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
As of June 30, 2026, no sales-based milestones or royalties have been recognized as there have been no sales of paltusotine in Japan to date, and remaining milestone payments are constrained.

Deferred revenue consisted of the following:

	Six months ended June 30,
	2026	2025
Balance at beginning of period	$5,045	$6,880
Deferred revenue additions, excluding amounts recognized as revenue during the period	761	—
Revenue recognized	(672)	(984)
Balance at end of period	5,134	5,896
Less deferred revenue, current	(1,669)	(1,904)
Deferred revenue, non-current	$3,465	$3,992
During the three and six months ended June 30, 2026, we recognized $0.2 million and $0.7 million, respectively, of revenue that was included in deferred revenue at December 31, 2025.
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
ATM Offering
Pursuant to the 2024 Sales Agreement, we may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents.
During the six months ended June 30, 2026 and 2025, and as of the date of this Report, no shares of common stock have been issued pursuant to the 2024 Sales Agreement.
9. Equity Incentive Plans
2021 Inducement Plan
As of June 30, 2026, 2,147,304 shares of common stock were available for future issuance under the 2021 Inducement Plan.
2018 Plan
As of June 30, 2026, 7,578,673 shares of common stock were available for future issuance under our 2018 Plan.
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
ESPP
As of June 30, 2026, 2,615,128 shares of common stock were available for issuance under our ESPP.
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

Stock Awards
Stock Options
Our stock option activity during the six months ended June 30, 2026 was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2025	13,631,074	$29.54
Granted	2,061,977	$43.03
Exercised	(629,013)	$23.27
Forfeited and expired	(535,854)	$39.31
Balance at June 30, 2026	14,528,184	$31.37	7.0	$126,176
Exercisable at June 30, 2026	8,677,703	$26.64	6.0	$107,911
RSUs
Our RSU activity during the six months ended June 30, 2026, was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	2,321,732	$35.23
Granted	1,352,622	$42.92
Vested	(682,005)	$33.33
Forfeited	(201,352)	$37.67
Balance at June 30, 2026	2,790,997	$39.24
Employee Stock Purchase Plan
During the six months ended June 30, 2026, we issued 158,522 shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $27.01 per share, resulting in proceeds to us of approximately $4.3 million.
Stock-Based Compensation Expense
Stock-based compensation expense for all equity awards is reported in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$14,004	$13,099	$33,332	$24,918
Selling, general and administrative	10,877	13,025	21,229	21,684
Total stock-based compensation expense (exclusive of capitalized stock-based compensation expense)	24,881	26,124	54,561	46,602
Capitalized stock-based compensation expense	66	—	200	—
Total stock-based compensation expense	$24,947	$26,124	$54,761	$46,602
A summary of our total unrecognized stock-based compensation expense, as of June 30, 2026, is as follows:

	Unrecognized Stock-Based Compensation Expense	Average Remaining Vesting Period (in years)
Stock option awards	$136,699	2.5
RSU awards	$97,548	3.0
ESPP	$3,770	1.0

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
As of June 30, 2026, we held a 25% ownership in Radionetics consisting of common and preferred stock. The investment asset was previously written down to zero in the first quarter of 2024 with no gains or losses recorded thereafter.
R. Scott Struthers, Ph.D., our President and Chief Executive Officer, serves as chairman of the Radionetics board of directors. Pursuant to such arrangement, Dr. Struthers receives consideration in the form of both equity and a $50 thousand annual retainer for his service as a board member of Radionetics. As of June 30, 2026, Dr. Struthers has an approximately 1.3% ownership stake in Radionetics, consisting of common stock.
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

Segment revenue and significant segment expenses regularly reported to the CODM are included within the table below and are reconciled to condensed consolidated net loss:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$24,038	$—	$34,344	$—
Collaboration and license revenue	1,080	1,031	1,508	1,392
Total revenue	25,118	1,031	35,852	1,392
Less:
Cost of product revenue	(154)	—	(354)	—
Research and development
Paltusotine	(13,702)	(14,478)	(25,571)	(31,729)
Atumelnant	(24,806)	(11,161)	(45,073)	(18,910)
Other research and development programs	(8,892)	(9,607)	(18,559)	(16,665)
Research and development personnel expenses	(29,330)	(25,138)	(59,979)	(50,765)
Research and development stock-based compensation	(14,004)	(13,099)	(33,332)	(24,918)
Other research and development (1)	(9,116)	(6,818)	(17,417)	(13,554)
Total research and development expenses	(99,850)	(80,301)	(199,931)	(156,541)
Selling, general and administrative
Other selling, general and administrative expenses (2)	(26,299)	(23,471)	(46,741)	(38,245)
Selling, general and administrative personnel expenses	(20,397)	(13,346)	(40,434)	(25,439)
Selling, general and administrative stock-based compensation	(10,877)	(13,025)	(21,229)	(21,684)
Total selling, general and administrative expenses	(57,573)	(49,842)	(108,404)	(85,368)
Total other income, net	11,604	13,475	24,137	28,106
Segment and consolidated net loss	$(120,855)	$(115,637)	$(248,700)	$(212,411)
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
During 2025, we updated the presentation of certain segment expenses. The information presented for the periods ended June 30, 2025 have been updated to conform.
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
Potentially dilutive securities (in common stock equivalent shares) excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the periods presented are as follows:

	Six months ended June 30,
	2026	2025
Stock options	14,528,184	14,992,091
Unvested RSUs	2,790,997	2,183,873
Estimated shares of common stock expected to be purchased under the ESPP	283,573	444,624
Stock held in trust under deferred compensation plan	34,843	3,400
Total	17,637,597	17,623,988

13. Subsequent Events
Merger Agreement with Vertex Pharmaceuticals Incorporated
On July 6, 2026, we entered into the Merger Agreement with Vertex and Merger Sub. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Vertex. The Merger Agreement and the Merger were unanimously approved and declared advisable by our Board of Directors, which recommended that our shareholders adopt the Merger Agreement. Subject to the satisfaction or, to the extent permitted by applicable law, waiver of the conditions to closing, the Merger is currently expected to close in the third quarter of 2026.
Under the terms of the Merger Agreement, at the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time, other than certain excluded shares and shares held by shareholders who are entitled to demand, and have properly demanded appraisal rights in respect of their shares under Delaware law, will be canceled and converted into the right to receive the Merger Consideration. Immediately prior to the Effective Time, all outstanding unvested stock options and unvested restricted stock units will become fully vested. At the Effective Time, each outstanding stock option with a per share exercise price less than the Merger Consideration and each outstanding restricted stock unit will be canceled and converted into the right to receive an amount in cash equal to the Merger Consideration (or, in the case of stock options, the difference between the Merger Consideration and the applicable per share exercise price), less any applicable withholding taxes. Any stock option with a per share exercise price equal to or greater than the Merger Consideration will be canceled for no consideration.
The completion of the Merger is subject to various conditions set forth in the Merger Agreement, including the receipt of the Company Shareholder Approval, the expiration or termination of the waiting period under the HSR Act and receipt of any required foreign regulatory clearances, the absence of any legal restraint preventing or prohibiting the Merger, the accuracy of each party's representations and warranties contained in the Merger Agreement (subject to certain materiality and material adverse effect qualifications), performance by each party in all material respects of its obligations under the Merger Agreement and the absence of a “Company Material Adverse Effect,” as defined in the Merger Agreement, that is continuing at the Effective Timer. The completion of the Merger is not subject to a financing condition.
The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the operations of our business during the period between signing and closing, governmental filings and approvals, preparation and filing of a proxy statement, convening and holding a special meeting of our shareholders, financing cooperation and other matters. The Merger Agreement also contains customary non-solicitation restrictions in respect of alternative business combination transactions, subject to customary exceptions.
The Merger Agreement contains termination rights, including termination rights for each of Vertex and the Company if the Effective Time has not occurred on or before January 6, 2027, subject to automatic extension for three months under specified circumstances, or if the Company Shareholder Approval is not obtained. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Vertex a termination fee of approximately $350.5 million.

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
Forward-Looking Statements
The following discussion and other parts of this Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy, commercialization efforts, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” "should," “expect,” "plan," “anticipate,” “intend,” “target,” “goal,” “aspire,” “project,” “lead to,” “contemplates,” “believes,” “estimates,” “predicts,” “forecast,” “potential,”or “continue,” and similar expressions or variations. In particular, forward-looking statements in this Report relate to, among other things: our ability to successfully commercialize PALSONIFY for the treatment of acromegaly; expected insurance coverage for PALSONIFY; the commercial potential of PALSONIFY and the anticipated potential of atumelnant and our other pipeline assets; our expectations regarding the timing, duration and costs of advancing our pipeline and conducting ongoing and planned clinical and preclinical studies, including future product launches and geographic expansion; anticipated future results and expenses; our expectations regarding our ability to raise additional capital as needed, and our ability to achieve or maintain profitability; our expectations regarding the impact of general economic, industry and market conditions globally that may affect us; the expected timing and completion of the Merger and the Transactions; the satisfaction or waiver of the conditions to completion of the Merger, including receipt of the Company Shareholder Approval, expiration or termination of the applicable waiting period under the HSR Act and receipt of any required foreign regulatory clearances; the occurrence of any event or circumstance that could give rise to the right of the Company or Vertex to terminate the Merger Agreement, including circumstances requiring payment of a termination fee pursuant to the Merger Agreement; the risk that the Transactions may not close in the anticipated timeframe or at all due to one or more closing conditions not being satisfied or waived; the possibility that competing offers will be made; the risk that there may be unexpected costs, charges or expenses resulting from the Transactions; risks related to the ability of the Company and Vertex to successfully integrate the businesses and the possibility that integration may be more difficult, time consuming or costly than expected; the risk that the Transactions disrupt the Company’s current plans and operations; the risk that certain restrictions during the pendency of the Transactions may impact the Company’s ability to pursue certain business opportunities or strategic transactions; risks related to disruption of the Company’s management’s time and attention from ongoing business operations due to the Transactions; the risk that any announcements relating to the Transactions could have adverse effects on the market price of the Company’s common stock, credit ratings or operating results; the risk of litigation that could be instituted against the parties or their respective directors, managers or officers and/or regulatory actions related to the Transactions, including the effects of any outcomes related thereto; the effects of the Transactions on relationships with employees, other business partners or governmental entities; the difficulty of predicting the timing or outcome of regulatory approvals or actions, if any; the impact of competitive products and pricing; actual or contingent liabilities related to the Transactions; and any assumptions underlying any of the foregoing. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors,” in this Report and Part I, Item 1A, “Risk Factors,” in our FY 2025 Form 10-K . The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
We are a pharmaceutical company committed to transforming the treatment of endocrine diseases and endocrine-related tumors through science rooted in patient needs. We are focused on discovering, developing, and commercializing novel therapies, with a core expertise in targeting GPCRs with small molecules that have specifically tailored pharmacology and properties.

Recent Developments
Merger with Vertex Pharmaceuticals Incorporated
On July 6, 2026, we entered into the Merger Agreement with Vertex and Merger Sub. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Vertex. At the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time, other than certain excluded shares and shares held by shareholders who are entitled to demand, and have properly demanded appraisal rights in respect of their shares under Delaware law, will be canceled and converted into the right to receive the Merger Consideration. The Merger is currently expected to close in the third quarter of 2026, subject to customary closing conditions, including receipt of the Company Shareholder Approval, expiration or termination of the waiting period under the HSR Act and receipt of any required foreign regulatory clearances. The Merger is not subject to a financing condition. See Note 13 to our unaudited condensed consolidated financial statements and Part II, Item 1A, “Risk Factors,” in this Report for additional information.
PALSONIFY
•Key metrics for the second quarter 2026 reflect broad and deep uptake from patients and healthcare providers as well as favorable feedback from payers.
•Received 245 Enrollment Forms during the second quarter of 2026. Breadth and depth of PALSONIFY prescribers continued to grow, with 385 unique HCPs having prescribed PALSONIFY within the first three quarters of launch. Over 70% of patients treated with PALSONIFY at the end of the second quarter of 2026 were on reimbursed therapy.
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
•In February 2026, we announced the design of our Phase 2/3 EQUILIBRIUM study of atumelnant in ADCS. We expect the first participant in the EQUILIBRIUM study to be randomized in the second half of 2026.
•The FDA granted atumelnant a Rare Pediatric Disease Designation for the treatment of classic CAH.
Financial operations overview
During the three and six months ended June 30, 2026, our financial results continued to reflect the commercialization of PALSONIFY following the FDA approval in September 2025 and the launch of PALSONIFY in the fourth quarter of 2025. As a result, our results of operations for the three and six months ended June 30, 2026 include product revenue, alongside collaboration and license revenue that historically represented our primary sources of revenue.
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

Following the execution of the Merger Agreement, our results of operations and liquidity may be affected by transaction-related expenses and by operating restrictions and other covenants under the Merger Agreement during the pendency of the Merger. Transaction-related costs are reflected in our results of operations in the periods in which those costs are incurred.
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
Comparison of the three months ended June 30, 2026, March 31, 2026, and June 30, 2025 and six months ended June 30, 2026 and June 30, 2025.
The following table summarizes our results of operations for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025 and six months ended June 30, 2026 and June 30, 2025:

	Three months ended			$ Change		Six months ended		$ Change
	June 30, 2026	March 31, 2026	June 30, 2025	Sequential	Year-over-year	June 30, 2026	June 30, 2025	Year-over-year
Revenue:
Product revenue, net	$24,038	$10,306	$—	$13,732	N/M	$34,344	$—	N/M
Collaboration and license revenue	1,080	428	1,031	652	49	1,508	1,392	116
Total revenue	25,118	10,734	1,031	14,384	24,087	35,852	1,392	34,460
Operating expenses:
Cost of product revenue	154	200	—	(46)	N/M	354	—	N/M
Research and development	99,850	100,081	80,301	(231)	19,549	199,931	156,541	43,390
Selling, general and administrative	57,573	50,831	49,842	6,742	7,731	108,404	85,368	23,036
Total operating expenses	157,577	151,112	130,143	6,465	27,434	308,689	241,909	66,780
Loss from operations	(132,459)	(140,378)	(129,112)	7,919	(3,347)	(272,837)	(240,517)	(32,320)
Other income, net	11,604	12,533	13,475	(929)	(1,871)	24,137	28,106	(3,969)
Net loss	$(120,855)	$(127,845)	$(115,637)	$6,990	$(5,218)	$(248,700)	$(212,411)	$(36,289)
N/M - changes not meaningful
Revenue
We have recognized net product revenue in the U.S. since the commercial launch of PALSONIFY in October 2025. PALSONIFY is a newly launched product and current results may not be indicative of future results. Collaboration and license revenue is attributable to the timing of the revenue recognition for the data exchange performance obligation under the SKK License.
The increase in revenue during the three months ended June 30, 2026 as compared to the sequential period primarily relates to PALSONIFY net product revenue which increased in volume due to continued gains on patient activations. The increase as compared to the prior year periods relates to PALSONIFY net product revenue due to the commercial launch in late 2025.
Cost of product revenue
Product revenue during the three and six months ended June 30, 2026 was derived from zero-cost inventory containing inventory manufactured prior to regulatory approval of PALSONIFY which had a zero-cost basis as the related manufacturing costs were previously expensed as research and development in accordance with U.S. GAAP. As a result, cost of product revenue during this early commercialization period is not directly correlated with product revenue and does not reflect our expected cost structure for future periods.

For the three and six months ended June 30, 2026, the cost of product revenue would have increased by less than $0.3 million if we included zero-cost inventory.
Cost of product revenue was $0.2 million for each of the three months ended June 30, 2026 and March 31, 2026 and $0.4 million for the six months ended June 30, 2026. Cost of product revenue primarily consists of packaging, distribution, and other fulfillment costs. No amounts were incurred in the prior year periods as PALSONIFY was commercialized in the fourth quarter of 2025.
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
Research and development expenses are driven by the scope, timing and progress of our clinical trials, including trial design, patient enrollment rates, trial duration, manufacturing requirements and regulatory activities. Based on these factors and our strategic prioritization of programs, research and development spending may vary from period to period.
We expect research and development expenses to increase as we continue to advance our pipeline and conduct ongoing and planned clinical and preclinical studies. However, the timing, duration and costs of these activities are subject to the inherent uncertainty associated with pharmaceutical research and development.
The following table summarizes our primary external and internal research and development expenses for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025 and six months ended June 30, 2026 and June 30, 2025:

	Three months ended			$ Change		Six months ended		$ Change
	June 30, 2026	March 31, 2026	June 30, 2025	Sequential	Year-over-year	June 30, 2026	June 30, 2025	Year-over-year
External research and development expenses:
Clinical trials	$25,946	$20,791	$15,326	$5,155	$10,620	$46,737	$26,827	$19,910
Clinical supply manufacturing	8,702	9,519	7,422	(817)	1,280	18,221	16,174	2,047
Preclinical studies	3,070	2,415	3,318	655	(248)	5,485	5,910	(425)
Outside services	12,387	11,789	11,242	598	1,145	24,176	22,405	1,771
Other external research and development	11	7	15	4	(4)	18	30	(12)
Total external research and development expenses	50,116	44,521	37,323	5,595	12,793	94,637	71,346	23,291
Internal expenses:
Personnel expenses	29,330	30,649	25,138	(1,319)	4,192	59,979	50,765	9,214
Stock-based compensation	14,004	19,328	13,099	(5,324)	905	33,332	24,918	8,414
Depreciation and amortization	472	473	291	(1)	181	945	528	417
Facilities and related	2,937	2,512	2,701	425	236	5,449	5,474	(25)
Other internal research and development	2,991	2,598	1,749	393	1,242	5,589	3,510	2,079
Total internal research and development expenses	49,734	55,560	42,978	(5,826)	6,756	105,294	85,195	20,099
Total research and development expenses	$99,850	$100,081	$80,301	$(231)	$19,549	$199,931	$156,541	$43,390

The following table summarizes our research and development expenses by program for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025 and six months ended June 30, 2026 and June 30, 2025:

	Three months ended			$ Change		Six months ended		$ Change
	June 30, 2026	March 31, 2026	June 30, 2025	Sequential	Year-over-year	June 30, 2026	June 30, 2025	Year-over-year
Paltusotine	$13,702	$11,869	$14,478	$1,833	$(776)	$25,571	$31,729	$(6,158)
Atumelnant	24,806	20,267	11,161	4,539	13,645	45,073	18,910	26,163
Other research and development programs	8,892	9,667	9,607	(775)	(715)	18,559	16,665	1,894
Personnel expenses	29,330	30,649	25,138	(1,319)	4,192	59,979	50,765	9,214
Stock-based compensation	14,004	19,328	13,099	(5,324)	905	33,332	24,918	8,414
Depreciation and amortization	472	473	291	(1)	181	945	528	417
Other	8,644	7,828	6,527	816	2,117	16,472	13,026	3,446
Total research and development expenses	$99,850	$100,081	$80,301	$(231)	$19,549	$199,931	$156,541	$43,390
The increase in research and development expenses for the three and six months ended June 30, 2026 compared to the prior year periods was primarily driven by higher clinical trial costs and clinical supply manufacturing associated with atumelnant. Research and development personnel and stock‑based compensation expenses also increased to support ongoing programs and due to a stock‑based compensation modification related to an executive’s departure. These increases were partially offset by a reduction in paltusotine-related research and development expenses following the commercialization of PALSONIFY in the fourth quarter of 2025.
Research and development expense for the current quarter was generally consistent with the sequential period. The sequential change primarily reflected higher atumelnant-related costs, substantially offset by lower stock-based compensation expense following the first quarter of 2026 stock-based compensation modification associated with an executive's departure.
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
The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025 and six months ended June 30, 2026 and June 30, 2025:

	Three months ended			$ Change		Six months ended		$ Change
	June 30, 2026	March 31, 2026	June 30, 2025	Sequential	Year-over-year	June 30, 2026	June 30, 2025	Year-over-year
Selling, general and administrative (1)	$25,698	$19,755	$22,803	$5,943	$2,895	$45,453	$36,889	$8,564
Personnel expenses	20,397	20,037	13,346	360	7,051	40,434	25,439	14,995
Stock-based compensation	10,877	10,352	13,025	525	(2,148)	21,229	21,684	(455)
Depreciation and amortization	601	687	668	(86)	(67)	1,288	1,356	(68)
Total selling, general and administrative expenses	$57,573	$50,831	$49,842	$6,742	$7,731	$108,404	$85,368	$23,036
(1) Excludes personnel expenses, stock-based compensation, depreciation and amortization.
The increase in selling, general and administrative expenses during the three and six months ended June 30, 2026 as compared to the sequential and prior year periods was primarily due to the increase in personnel expenses and professional services to support our continued growth, following the commercial launch of PALSONIFY in the fourth quarter of 2025, as well as transaction-related costs incurred in connection with the Merger. These increases compared to the prior year periods were partially offset by lower stock-based compensation due to a stock-based compensation modification related to an executive's departure recognized in the prior year period.
Other income, net
Other income, net was $11.6 million, $12.5 million, and $13.5 million for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively, and $24.1 million and $28.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The changes in other income, net were primarily driven by lower yields in the current quarter compared to the sequential period and the prior year periods, as well as fluctuations in invested balances from period to period.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30, 2026	December 31, 2025	$ Change
Cash and cash equivalents	$55,498	$101,536	$(46,038)
Investment securities	1,150,275	926,353	223,922
Cash, cash equivalents and investment securities	$1,205,773	$1,027,889	$177,884

Working capital	$1,164,447	$963,270	$201,177
Accumulated deficit	$(1,666,127)	$(1,417,427)	$(248,700)
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
•our ability to complete the Merger;
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
•costs, expenses and business restrictions associated with the Merger Agreement and the Merger, including transaction-related fees and expenses and potential termination fee obligations if the Merger Agreement is terminated under specified circumstances;
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
Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through our capital resources, equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. In addition, our ability to access financing on the terms we anticipate, or at all, may be impacted by volatility in global credit and financial markets, including as a result of inflation, rising interest rates, fluctuation in the value of the U.S. dollar and the effects, if any, of evolving international trade policies, disruptions of the global supply chain and energy markets as a result of geopolitical conflicts, and government actions relating to tariffs. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
ATM Offering
Pursuant to the 2024 Sales Agreement, we may, from time to time, sell up to $350.0 million of shares of our common stock through the Sales Agents.
During the six months ended June 30, 2026 and 2025, and as of the date of this Report, no shares of common stock have been issued pursuant to the 2024 Sales Agreement.
Cash Flows
We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2026, we had unrestricted cash, cash equivalents and investment securities of $1.2 billion and an accumulated deficit of $1.7 billion.

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		$ Change
	2026	2025
Net cash used in operating activities	$(218,896)	$(174,303)	$(44,593)
Net cash used in investing activities	(226,066)	(48,008)	(178,058)
Net cash provided by financing activities	398,800	11,492	387,308
Net change in cash, cash equivalents and restricted cash	$(46,162)	$(210,819)	$164,657
Cash Flows from Operating Activities
Cash used in operating activities is driven by personnel costs; clinical, manufacturing, and other infrastructure costs; sales and marketing activities; and general and administrative support, partially offset by revenue generated from net product sales of PALSONIFY and our collaboration and license revenue. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel, commercial activities, and research and development as our business grows.
The increase in cash used in operating activities was primarily due to expenditures related to supporting our commercial growth and the advancement of our clinical programs offset by cash receipts from net product sales.
Cash Flows from Investing Activities
Cash flows from investing activities are driven by fluctuations in the timing of purchases and maturities of investments and, to a lesser extent, purchases of property and equipment. The increase in cash used in investing activities is primarily due to differences in the mix and timing of investment purchases and maturities, offset by a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Cash flows from financing activities consist of net proceeds from the sale of common stock, exercises of stock options, and shares issued under the ESPP. The increase in cash provided by financing activities is due to the net proceeds received from the sale of common stock in January 2026 and a net increase in proceeds from stock option exercises and shares issues under the ESPP.
Common Stock and Common Stock Equivalents
As of July 22, 2026, outstanding shares of common stock were 106.1 million, outstanding stock options were 14.3 million, unvested restricted stock units were 2.8 million, and shares expected to be purchased under the ESPP were 0.3 million.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report and the risk factors previously disclosed in Part I, Item 1A of our FY 2025 Form 10-K, you should carefully consider the risk factors set forth below relating to the Merger Agreement, the Merger and the Transactions. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our FY 2025 Form 10-K, which risk factors do not take into account the Merger and assume that we remain a stand-alone company.
Risks Related to the Merger
The Merger is subject to certain closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose unexpected delays in the completion of the Merger, or the Merger may not be completed at all.
The Merger is currently expected to close during the third quarter of 2026, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Vertex may terminate the Merger Agreement if the Merger has not occurred by January 6, 2027, subject to automatic extension for three months under specified circumstances. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the expiration or termination of the applicable waiting period under the HSR Act, receipt of any required foreign regulatory clearances, receipt of the Company Shareholder Approval and the satisfaction or waiver of the other closing conditions set forth in the Merger Agreement.
If the Company Shareholder Approval is not obtained at a duly convened special meeting of our shareholders, including any adjournment or postponement thereof, either we or Vertex may terminate the Merger Agreement. If the Merger Agreement is terminated under specified circumstances, including if we terminate the Merger Agreement to enter into a definitive agreement with respect to a “Superior Company Proposal,” as defined in the Merger Agreement, if Vertex terminates the Merger Agreement following an “Adverse Recommendation Change” or an “Intervening Event Adverse Recommendation Change,” each as defined in the Merger Agreement, or if the Merger Agreement is terminated under certain specified circumstances and prior to such termination a “Company Takeover Proposal,” as defined in the Merger Agreement, is proposed or announced or becomes known to our Board of Directors (and is not withdrawn) and we consummate a transaction involving a Company Takeover Proposal (or enter into a definitive agreement for such a transaction that is subsequently consummated) within twelve months of such termination, we may be required to pay a termination fee of approximately $350.5 million to Vertex. We may incur significant additional costs in connection with any delay in completing the Merger or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred. We cannot provide any assurance that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, development, condition, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed on the terms or timeline set forth in the Merger Agreement or at all.
Failure to complete the Merger in a timely manner or at all could materially and adversely affect our stock price and future business and financial results.
We can provide no assurance that the Merger will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Also, we can provide no assurance that an adverse change, effect, event, development, condition, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Merger or the failure to complete the Merger at all could materially and adversely affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger is delayed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to complete the Merger, any of which could materially and adversely affect our business, financial condition, results of operations, cash flows and stock price. In addition, if the Merger Agreement is terminated in circumstances under which we are required to pay a terminations fee of approximately $350.5 million to Vertex, our business, financial condition and stock price could be materially and adversely affected.
The pendency of the Merger could materially and adversely affect our business and operations.
In connection with the pending Merger, some of our current or prospective customers, healthcare providers, patients, payors, suppliers, vendors, contract research organizations, contract manufacturing organizations, clinical trial sites, regulators or other business counterparties may delay or defer decisions concerning their business relationships or transactions with us, which could negatively impact our revenue generation, margins, operating expenses and profitability, regardless of whether the Merger is completed. In addition, under the Merger Agreement, we are restricted from entering into certain transactions and taking certain other specified actions, and are required to conduct our business in all material respects in the ordinary course until the completion of the Merger or the termination of the Merger Agreement. These restrictions, which could be in place for an extended period of time if the completion of the Merger is delayed, could potentially prevent us from pursuing attractive business opportunities that may arise prior to completion of the Merger or from making appropriate changes to our business or organizational structure. This could in turn materially and adversely impact our business, financial condition and results of operations.
As a result of the pending Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Vertex following the completion of the Merger.
As a result of the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us or with Vertex following the Merger, or decide that they do not want to continue their employment following the completion of the Merger, which may materially adversely affect our ability to retain and hire key personnel and other employees while the Merger is pending. Losses of key personnel could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, such termination could harm our ability to grow our business, execute on our business plans, or enhance our operations.
Because the consideration to be received by our shareholders in connection with the Merger is a fixed cash amount, our shareholders will not participate in any potential future upside in our business if the Merger is completed.
Under the Merger Agreement, at the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time, other than certain excluded shares and shares held by shareholders who are entitled to demand, and have properly demanded appraisal rights in respect to their shares under Delaware law, will be canceled and converted into the right to receive the Merger Consideration. The Merger Consideration is a fixed cash amount and will not be adjusted for changes in our business, assets, liabilities, prospects, financial condition or results of operations or for any change in the market price of our common stock before the Merger is completed.
As a result, if the Merger is completed, our shareholders will not participate in any potential future increase in our value, including any value that could result from future commercial, clinical, regulatory, business or strategic developments. Our shareholders will instead be limited to the right to receive the fixed cash Merger Consideration, without interest, subject to the terms and conditions of the Merger Agreement.
An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
Our shareholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our Board of Directors as defendants. We cannot provide any assurance as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. One of the conditions to the completion of the Merger is that no injunction by any governmental entity of competent jurisdiction, such as a court, is in effect that prohibits, restrains or makes illegal the consummation of the Merger. As such, if any future legal actions result in an injunction prohibiting the consummation of the Merger, then such injunction may prevent the consummation of the Merger on the agreed terms, within the expected timeframe or at all, any of which could substantially harm our business. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could materially and adversely affect the operation of our business.
We are expected to incur significant costs in connection with the Merger, which may be in excess of those anticipated by us.
We have incurred and expect to continue to incur costs associated with negotiating and completing the Merger. These costs have been, and will continue to be, substantial. The substantial majority of costs will consist of transaction costs related to the Merger and include, among others, fees paid to financial, legal and accounting advisors, filing fees, proxy solicitation costs, regulatory costs and employee retention and other employment-related costs. Many of these costs will be borne by us even if the Merger is not completed.
We may also incur costs related to integration planning and other activities in connection with the Merger. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger. The costs described above, as well as other unanticipated costs and expenses, could materially and adversely affect our results of operations, financial condition and cash flows.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, which could discourage a potential competing acquiror from making an alternative transaction proposal for greater consideration than Vertex has agreed to pay in the Merger.
The Merger Agreement contains provisions that preclude our ability to pursue alternatives to the Merger and require us to refrain from soliciting, initiating or knowingly encouraging or knowingly facilitating any inquiries or the making of any competing proposals from third parties or to engage in discussions or negotiations with third parties regarding any competing proposals, subject to certain exceptions. With respect to any unsolicited written, bona fide acquisition proposal that we receive, if it is deemed to be a Superior Company Proposal, Vertex will have an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our Board of Directors may withdraw or modify its recommendation to shareholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to a Superior Company Proposal, we may be required to pay a termination fee of approximately $350.5 million to Vertex depending on the circumstances giving rise to the termination, which could potentially discourage a third party from making an alternative transaction proposal or may cause such a third party to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee.
Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
Directors and officers of Crinetics may have interests in the Merger that may be different from, or in addition to, those of our other shareholders, which could have influenced their decisions to support or approve the Merger.
Certain of our directors and officers have interests in the Merger that may differ from, or that are in addition to, the interests of our shareholders generally. These interests include, among others, the treatment of outstanding equity awards held by our directors and officers, including the acceleration and cash-out of outstanding unvested stock options and restricted stock units under the Merger Agreement, and potential payments and benefits under existing employment, severance, change in control or other arrangements. Our Board of Directors was aware of and considered these interests to the extent that they existed at the time the Board of Directors approved the Merger Agreement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of the members of our Board of Directors and/or officers adopted, modified, or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger by and among Crinetics Pharmaceuticals, Inc., Vertex Pharmaceuticals Incorporated and Clark Merger Sub, Inc., dated July 6, 2026.	8-K	001-38583	2.1*	7/6/2026
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38583	3.3	7/20/2018
3.2	Amended and Restated Bylaws	8-K	001-38583	3.1	12/12/2023
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A	333-225824	4.1	7/9/2018
10.1	Independent Consultant Agreement, effective as of April 10, 2026, between Crinetics Pharmaceuticals, Inc. and Jeff Knight.	8-K		10.1	4/10/2026
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
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

Crinetics Pharmaceuticals, Inc.

Date: August 3, 2026	By:	/s/ R. Scott Struthers, Ph.D.
R. Scott Struthers, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: August 3, 2026	By:	/s/ Tobin Schilke
Tobin Schilke
Chief Financial Officer
(Principal financial and accounting officer)